Form 10QSB
period 1996-05-31
UNIDIGITAL INC
filed 1996-07-15
CIK 1003934

                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---   ACT OF 1934


  For the quarterly period ended May 31, 1996

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
  ---
For the transition period period from                to
                                      --------------    --------------

Commission File Number 0-27664


                                 UNIDIGITAL INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                              13-3856672
           (State of Incorporation)                            (IRS Employer
                                                             Identification No.)


                               20 West 20th Street
                                    9th Floor
                               New York, NY 10011
                    (Address of principal executive offices)

                                 (212) 337-0330
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X   No
                                                                ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Company's $.01 par value Common Stock outstanding as of July 12, 1996 is 3,150,000 shares.

Transitional Small Business Disclosure Format.  Yes      No  X
                                                    ---     ---

                                 UNIDIGITAL INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page

PART I-FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Consolidated Balance Sheets as of May 31, 1996
           (unaudited) and August 31, 1995                               3

           Consolidated Statements of Operations for the Three
           Months Ended May 31, 1996 and 1995 (unaudited)                4

           Consolidated Statements of Operations for the Nine
           Months Ended May 31, 1996 and 1995 (unaudited)                5

           Consolidated Statements of Cash Flows for the Nine
           Months Ended May 31, 1996 and 1995 (unaudited)                6

           Notes to Consolidated Financial Statements (unaudited)        7

Item 2.    Management's Discussion and Analysis or Plan
              of Operation.                                             10

PART II-OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.                            15


SIGNATURES                                                              16

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

                                 UNIDIGITAL INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     May 31,       August 31,
                                                      1996           1995
                                                  ------------    ------------
                                                   (unaudited)

ASSETS
Cash & cash equivalents                           $  4,765,963    $    186,802
Accounts receivable, net of allowance of
  $138,000 in 1996 and $110,000 in 1995              3,171,621       2,334,275
Prepaid expenses and other current assets              497,065         266,115
                                                  ------------    ------------
Total current assets                                 8,434,649       2,787,192

Property, plant and equipment, net                   4,403,441       2,965,376

Goodwill                                               790,443         776,539

Other assets                                            95,918          20,905
                                                  ------------    ------------

Total Assets                                      $ 13,724,451    $  6,550,012
                                                  ============    ============
LIABILITIES & STOCKHOLDERS' EQUITY
Due to banks                                      $  1,320,174    $    816,317
Current portion of long term bank debt                 157,500               -
Current portion of capital lease obligations           709,207         644,299
Current portion of payments for acquisition
  of business and cancellation of options              306,323         139,545
Accounts payable and accrued expenses                1,259,924         792,936
Income taxes payable                                   533,543         310,675
Loans and notes payable to stockholders                694,139               -
Deferred income taxes                                  117,835          62,000
                                                  ------------    ------------
Total current liabilities                            5,098,645       2,765,772

Loans and notes payable to stockholders                      -         190,172
Long term bank debt less current portion                76,666               -
Noncurrent portion of capital lease obligations      1,129,455         810,888
Noncurrent portion of payments for acquisition
  of business and cancellation of options                    -         139,545
Deferred income taxes                                  358,000          39,000
                                                  ------------    ------------
Total liabilities                                    6,662,766       3,945,377

Stockholders' equity:
Preferred stock, par value $.01                              -               -
Common stock, par value $.01                            31,500           3,015
Additional paid-in-capital                           5,319,480         162,803
Retained earnings                                    1,735,739       2,450,834
Cumulative foreign translation adjustment              (25,034)        (12,017)
                                                  ------------    ------------
Total stockholders' equity                           7,061,685       2,604,635
                                                  ------------    ------------

Total Liabilities and Stockholders' Equity        $ 13,724,451    $  6,550,012
                                                  ============    ============


                       See notes to financial statements.

                                 UNIDIGITAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                               MAY 31, 1996 & 1995
                                   (unaudited)

                                                        1996            1995
                                                        ----            ----
REVENUES

Net sales                                           $ 3,298,072     $ 2,480,805

EXPENSES

Cost of sales                                         1,422,973       1,137,598
Selling general and administrative expenses           1,041,776         645,291
Principal stockholder/officers' compensation            108,715         175,201
                                                    -----------     -----------
Total operating expenses                              2,573,464       1,958,090
                                                    -----------     -----------

Income from operations                                  724,608         522,715

Interest expense                                        (88,374)        (44,466)
Interest and other income                                30,567               -
                                                    -----------     -----------

Income before income tax                                666,801         478,249

Provision for income taxes                              270,711         107,470
                                                    -----------     -----------

Net income                                          $   396,090     $   370,779
                                                    ===========     ===========
Net income per common share                         $       .13     $       .19
                                                    ===========     ===========
Weighted average common shares outstanding            3,150,000       2,000,000







                       See notes to financial statements.

                                 UNIDIGITAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                               MAY 31, 1996 & 1995
                                   (unaudited)

                                                        1996            1995
                                                        ----            ----
REVENUES

Net sales                                           $ 8,557,322     $ 6,203,066

EXPENSES

Cost of sales                                         3,852,896       2,809,151
Selling general and administrative expenses           2,577,711       1,596,246
Principal stockholder/officers' compensation            381,484         562,201
                                                    -----------     -----------
Total operating expenses                              6,812,091       4,967,598
                                                    -----------     -----------

Income from operations                                1,745,231       1,235,468

Interest expense                                       (231,591)       (130,184)
Interest and other income                                61,399               -
                                                    -----------     -----------

Income before income tax                              1,575,039       1,105,284

Provision for income taxes (including
  nonrecurring provision relating to
  termination of subchapter S status
  on February 1, 1996)                                  906,711         262,470
                                                    -----------     -----------

Net income                                          $   668,328     $   842,814
                                                    ===========     ===========
Net income per common share                         $       .27     $       .42
                                                    ===========     ===========
Weighted average common shares outstanding            2,472,000       2,000,000



Pro forma income data:

  Historical income before income taxes             $ 1,575,039
  Pro forma adjustment for principal
    stockholder/officers' compensation                   72,769
                                                    -----------
  Pro forma income before income taxes                1,647,808
  Pro forma income taxes                                687,000
                                                    -----------
  Pro forma net income                              $   960,808
                                                    ===========
  Pro forma income per common share                 $       .39
                                                    ===========



                       See notes to financial statements.

                                 UNIDIGITAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                              MAY 31, 1996 AND 1995
                                   (unaudited)

                                                                1996          1995
                                                                ----          ----
Cash Flows From Operating Activities:
Net income                                                  $   668,328    $   842,814
                                                            -----------    -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                 651,915        366,237
  Provision for deferred income taxes                           362,272         92,530
  Provision for doubtful accounts                                41,035         54,745
  Loss on sale of equipment                                       1,181              -
Changes in assets and liabilities-
  Accounts receivable                                          (800,634)    (1,283,155)
  Prepaid expenses and other current assets                    (304,193)       (80,232)
  Other assets                                                  (18,153)          (725)
  Accounts payable and accrued expenses                         436,301        211,419
  Income taxes payable                                          124,164        195,576
                                                            -----------    -----------
           Total adjustments                                    493,888       (443,605)
                                                            -----------    -----------
  Net cash provided by operating activities                   1,162,216        399,209
                                                            -----------    -----------
Cash Flows from Investing Activities:
Additions to property and equipment                            (898,530)      (356,503)
Proceeds from sale of equipment                                   9,234              -
Business acquisitions                                           (85,000)      (348,591)
                                                            -----------    -----------
  Net cash used in investing activities                        (974,296)      (705,094)
                                                            -----------    -----------
Cash Flows from Financing Activities:
Net proceeds from lines of credit and other
  bank borrowings                                               500,871        423,208
Proceeds from long-term bank borrowings                         250,000              -
Payments of long-term bank borrowings                           (15,834)             -
Payments on capital lease obligations                          (682,894)      (381,608)
Payments of notes for cancellation
 of options and acquisition of business                        (250,250)             -
Stockholder loans                                                              190,172
Dividends paid                                                 (750,000)             -
Proceeds from sale of common stock, net of
  issuance costs                                              5,353,755              -
                                                            -----------    -----------
  Net cash provided by financing activities                   4,405,648        231,772
                                                            -----------    -----------

Effect of Foreign Exchange Rates on Cash:                       (14,407)         6,472
                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH/CASH EQUIVALENTS              4,579,161        (67,641)
Cash and cash equivalents at beginning of period                186,802        167,420
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $ 4,765,963    $    99,779
                                                            ===========    ===========
Supplemental disclosures:
  Interest paid                                             $   214,622    $   147,919
                                                            ===========    ===========
  Income taxes paid                                         $   349,036    $    16,521
                                                            ===========    ===========
Noncash transactions:
  Equipment acquired under capital
    lease obligations                                       $ 1,013,849    $   569,018
                                                            ===========    ===========
  Notes payable issued as dividends                         $   498,000
                                                            ===========


                        See notes to financial statements

                                 UNIDIGITAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1996

1.    Organization and Basis of Presentation

Unidigital Inc. ("Unidigital"), a Delaware corporation, was organized on October 18, 1995 for the purpose of becoming the parent holding company for Linographics Corporation ("Linographics") and Elements (UK) Limited ("Elements") (collectively, the "Predecessor Companies") and Linographics (Delaware) Corporation ("Linographics Delaware"). Unless the context requires otherwise, all references herein to the "Company" mean collectively, Unidigital, the Predecessor Companies, Linographics Delaware and TX Corporation.

Unidigital conducts operations through three wholly owned subsidiaries, Linographics, Elements and Linographics Delaware. Linographics engages in the digital prepress business in New York City. Elements engages in the digital prepress business and through its wholly-owned subsidiary, Regent Communications Limited ("Regent") operates the document production and digital print business in London. Linographics Delaware owns and operates the San Francisco based operations ("TX Corporation"). See Note 2.

On February 6, 1996 Unidigital completed an initial public offering (the "IPO") of 1,000,000 shares of Common Stock at a price of $6.00 per share, and on February 21, 1996 the underwriters exercised their overallotment option for the purchase of an additional 150,000 shares. Unidigital realized net proceeds of approximately $5,500,000. The Company used a portion of the net proceeds of the IPO to repay certain indebtedness under the Company's credit facilities and for general operational and working capital purposes. The Company intends to use the balance of such funds for acquisitions of businesses and working capital.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at May 31, 1996 and its results of operations and the cash flows for the periods presented. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form SB-2 (File No. 33-99656) declared effective February 1, 1996.

                                 UNIDIGITAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


2.   Recent Developments

On March 14, 1996 Linographics Delaware purchased certain assets for $170,000 and assumed certain liabilities aggregating $140,500 of TX Unlimited, Inc. ("TX"), a San Francisco, California based graphics arts company. The purchase price included an $85,000 payment at closing and the balance of $85,000 which is payable in eight quarterly installments of $11,600, which includes interest at 6% per annum. The acquisition was recorded using the purchase method of accounting. The assets, liabilities and operations of TX are not material in relation to those of the Company.

3.   Foreign Currency Translation

The portion of the Company's financial statements relating to the United Kingdom operations are translated into U.S. Dollars using period end exchange rates (One Pound = $1.55 at August 31, 1995 and $1.55 at May 31, 1996 for balance sheet accounts) and average exchange rates (One pound = $1.58 for the year ended August 31, 1995; and $1.53 and $1.61 for the three months ended May 31, 1996 and 1995, respectively; and $1.54 and $1.59 for the nine months ended May 31, 1996 and 1995, respectively. The translation difference is reflected as a separate component of stockholders' equity.

4.   Termination of Subchapter S Status and Related Income Tax Matters

Linographics previously filed federal and state income tax returns under Subchapter S of the Internal Revenue Code in which its income was reportable by and taxed to its stockholders. As a result of the IPO, the Subchapter S status was necessarily terminated effective February 1, 1996. Accordingly, $367,000 of federal, state and local income taxes, applicable to temporary differences in the recognition of income and expenses for financial accounting and income tax reporting purposes existing at February 1, 1996, has been recorded and charged to operations for the nine month period ended May 31, 1996. These nonrecurring charges result solely from the termination of the Subchapter S status in the United States.

Subsequent to February 1, 1996 income taxes on U.S. earnings are taxed at a combined effective tax rate of approximately 46.5%, whereas previously, only local income taxes on U.S. earnings were payable at the corporate level.

5.   Stockholders' Equity

Common Stock

The Company has authorized 10,000,000 shares of Common Stock, $.01 par value, of which 3,150,000 shares were issued and outstanding at May 31, 1996. The Company has reserved for issuance i) 300,000 shares of Common Stock upon exercise of options granted or to be granted under its Stock Option Plans and ii) 80,000 shares of Common Stock upon exercise of warrants issued to Burnham Securities Inc., the managing underwriter of the Company's IPO. In addition, the Company has granted options to purchase 50,000 shares of Common Stock at an exercise price of $6.00 per share as of May 31, 1996.

                                 UNIDIGITAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5.    Stockholders' Equity (continued)

Preferred Stock

The Company has authorized 5,000,000 shares of Preferred Stock, $.01 par value, which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board of Directors may determine without further action by the Company's stockholders. There were no shares of Preferred Stock issued, or approved for issuance as of May 31, 1996.

6.    Per Share Data

Net income per common share is based on net income for the period divided by the weighted average number of common shares outstanding. Average common shares outstanding includes 3,150,000 shares of Common Stock.

7.    Pro Forma Income Data

The pro forma net income and income per share data on the consolidated statement of operations for the nine months ended May 31, 1996 presents the results that would have been reported for this period based upon (i) the current level of compensation of the Company's two principal stockholder/officers pursuant to employment agreements effective January 1, 1996 and (ii) income taxes on United States earnings based on a combined effective tax rate of 46.5% as if these had occurred throughout the nine month period. See Note 4.

8.    Other Pro Forma Information

The Company's results of operations include those of Regent which was acquired on March 1, 1995 using the purchase method of accounting. Unaudited pro forma results of operations for the nine months ended May 31, 1995, assuming the acquisition of Regent on September 1, 1994, are as follows:

Net sales                                     $6,978,125
                                              ==========
Income before taxes                              890,160
                                              ==========
Net income                                       992,938
                                              ==========
Pro forma net income per common share         $      .50
                                              ==========
Common shares outstanding                      2,000,000

The operations of TX prior to the acquisition on March 14, 1996 have not been included in the above pro forma information since they were not material.

PART I - FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis or Plan of Operation.


The Company provides a full range of digital prepress services to the professional graphic design industry in the New York City, San Francisco and London markets. Digital prepress services involve preparing an image for reproduction by any of several printing processes. Using advanced computer technology, the Company provides the imaging and reproduction services required by graphic designers in connection with the creation of designs for their clients, which include end-users of printed media such as consumer product packaging, marketing and advertising materials. The Company's services afford graphic designers the ability to make numerous changes and enhancements in their designs throughout the design approval process with shorter turnaround times and at reduced costs as compared to traditional prepress methods. Once a design is approved, the Company provides the vital technological and service interface between graphic designers and traditional commercial volume printers necessary to translate the approved design into the format required for volume printing. The Company's services also include digital scanning, document creation services such as typesetting and short run digital printing.

Financial Condition at May 31, 1996:

Working Capital                  $ 3,336,004
Total Assets                      13,724,451
Stockholders' Equity               7,061,685

Results of Operations


Comparison of Three Months Ended May 31, 1996 and 1995

Net sales for the three months ended May 31, 1996 increased 32.9% to $3,298,072 compared to $2,480,805 for the three months ended May 31, 1995. These increases are principally due to volume growth in both the U.S. and London operations. Net sales for the Company's United Kingdom operations for the three months ended May 31, 1996 increased 38.3% to $1,776,421 compared to $1,284,684 for the three months ended May 31, 1995. Net sales for the Company's U.S. operations for the three months ended May 31, 1996 increased 27.2% to $1,521,651 compared to $1,196,121 for the three months ended May 31, 1995.

Cost of sales for the three months ended May 31, 1996 increased 25.1% to $1,422,973 compared to $1,137,598 for the three months ended May 31, 1995. These increases in production costs are directly related to the increase in revenues. Cost of sales for the Company's United Kingdom operations for the three months ended May 31, 1996 increased 44.1% to $881,747 compared to $611,735 for the three months ended May 31, 1995 primarily associated with the increase in sales and Regent's digital print business which commenced operations in the first quarter of fiscal 1996 and the associated higher cost of sales related to digital print. Cost of sales for the Company's U.S. operations for the three months ended May 31, 1996 increased 2.9% to $541,226 compared to $525,863 for the three months ended May 31, 1995.

Selling general and administrative expenses for the three months ended May 31, 1996 increased 61.4% to $1,041,776 compared to $645,291 for the three months ended May 31, 1995. These increases are primarily attributable to variable expenses commensurate with increased revenues. Selling general and administrative expenses for the Company's U.K. operations for the three months ended May 31, 1996 increased 18.5% to $419,256 compared to $353,698 for the three months ended May 31, 1995. Selling general and administrative expenses for the Company's U.S. operations for the three months ended May 31, 1996 increased 113% to $622,520 compared to $291,593 for the three months ended May 31, 1995. This growth in U.S. costs primarily relates to additional administrative personnel, costs associated with Unidigital which didn't exist in 1995 and the transition of customer accounts (from non-commission) to commissioned sales personnel.

Principal stockholder/officers' compensation for the three months ended May 31, 1996 decreased 37.9% to $108,715 compared to $175,201 for the three months ended May 31, 1995. This decrease is due to the implementation of employment contracts with the Company's two principal stockholders/officers.

Income from operations for the three months ended May 31, 1996 increased 38.6% to $724,608 compared to $522,715 for the three months ended May 31, 1995 primarily attributable to increased sales.

Net interest expense for the three months ended May 31, 1996 was $88,374 compared to $44,466 for the three months ended May 31, 1995. This increase is due to higher borrowings under the Company's combined credit facilities and increase in capital leases, offset in part by interest income relative to the Company's IPO proceeds.

Income tax expense for the three months ended May 31, 1996 increased to $270,711 compared to $107,470 for the three months ended May 31, 1995. The Company currently pays Federal, state and local income tax at the corporate level for its U.S. operations where previously Linographics paid only local corporate income tax on the U.S. operations as a result of its Subchapter S corporation status.

Net income for the three months ended May 31, 1996 increased 6.8% to $396,090 compared to $370,779 for the three months ended May 31, 1995 due to the factors described above.


Comparison of Nine Months Ended May 31, 1996 and 1995

Net sales for the nine months ended May 31, 1996 increased 38% to $8,557,322 compared to $6,203,066 for the nine months ended May 31, 1995. These increases are principally due to volume growth in both the U.S. and London operations. Net sales for the Company's United Kingdom operations for the nine months ended May 31, 1996 increased 58.7% to $4,474,685 compared to $2,820,328 for the nine months ended May 31, 1995. This growth is due, in part, to the inclusion of a full nine months of operations for Regent compared to three months (March 1, 1995 through May 31, 1995) of operations during which it was owned by the Company. Net sales for the Company's U.S. operations for the nine months ended May 31, 1996 increased 20.7% to $4,082,637 compared to $3,382,738 for the nine months ended May 31, 1995.

Cost of sales for the nine months ended May 31, 1996 increased 37.2% to $3,852,896 compared to $2,809,151 for the nine months ended May 31, 1995. These increases are commensurate with the increase in revenues and the inclusion of Regent. Cost of sales for the Company's United Kingdom operations for the nine months ended May 31, 1996 increased 72.4% to $2,211,954 compared to $1,283,069 for the nine months ended May 31, 1995 principally due to the inclusion of Regent and the associated higher costs related to digital print. Cost of sales for the Company's U.S. operations for the nine months ended May 31, 1996 increased 7.5% to $1,640,942 compared to $1,526,082 for the nine months ended May 31, 1995.

Selling general and administrative expenses for the nine months ended May 31, 1996 increased 61.5% to $2,577,711 compared to $1,596,246 for the nine months ended May 31, 1995. These increases are due to variable expenses commensurate with increased revenues and additional costs associated with the Regent acquisition. Selling general and administrative expenses for the Company's U.K. operations for the nine months ended May 31, 1996 increased 47.7% to $1,180,390 compared to $799,432 for the nine months ended May 31, 1995. Selling general and administrative expenses for the Company's U.S. operations for the nine months ended May 31, 1996 increased 75.4% to $1,397,321 compared to $796,814 for the nine months ended May 31, 1995. This growth in U.S. costs primarily relates to additional administrative personnel, costs associated with Unidigital which didn't exist in 1995 and the transition of customer accounts (from non-commission) to commissioned sales personnel.

Principal stockholder/officers' compensation for the nine months ended May 31, 1996 decreased 32.1% to $381,484 compared to $562,201 for the nine months ended May 31, 1995. This decrease is due to the implementation of employment agreements with the two principal stockholders/officers.

Income from operations for the nine months ended May 31, 1996 increased 41.3% to $1,745,231 compared to $1,235,468 for the nine months ended May 31, 1995 primarily attributable to increased sales and the inclusion of Regent sales for the full nine months ended May 31, 1996 compared to the three months it was owned by the Company in 1995 (March 1, 1995 through May 31, 1995).

Net interest expense for the nine months ended May 31, 1996 increased 77.9% to $231,591 compared to $130,184 for the nine months ended May 31, 1995. This increase is due to higher borrowings under the Company's combined credit facilities and increases in capital leases offset in part by interest income relative to the Company's IPO proceeds.

Income tax expense for the nine months ended May 31, 1996 increased to $906,711 compared to $262,470 for the nine months ended May 31, 1995. This increase is principally attributable to a nonrecurring charge relating to the termination of Linographics' Subchapter S corporation status. The Company currently pays Federal, state and local income tax at the corporate level for its U.S. operations where previously Linographics paid only local corporate income tax on the U.S. operations as a result of its Subchapter S corporation status.

Net income for the nine months ended May 31, 1996 decreased 20.7% to $668,328 compared to $842,814 for the nine months ended May 31, 1995 due to the factors described above.

Liquidity and Capital Resources

Cash Flow

The Company's principal source of funds have been the net proceeds from its February 1, 1996 IPO of $5,500,000 and cash flow from operations. Cash flow from operations for the nine months ended May 31, 1996 and 1995 were $1,162,216 and $399,209, respectively. Cash used in investing activities for the nine months ended May 31, 1996 and 1995 was $974,296 and $705,094, respectively. Cash flow provided by financing activities for the nine months ended May 31, 1996 and 1995 was $4,405,648 and $231,772, respectively.

Bank Credit Facilities

The Company maintains borrowing arrangements with banks in both New York and London. The Company has combined credit facilities with its New York bank for its U.S. operations, aggregating $1,300,000 which consists of i) five year $300,000 term loans, and ii) a $1,000,000 line of credit. The term loans bear interest at either the bank's prime rate plus 1/2% or at a fixed rate determined at the time of borrowing, at the Company's option. The line of credit bears interest at prime plus 1/2%. At May 31, 1996 the Company's term loan balance was $234,166 bearing interest at 9% and $75,000 was outstanding under the line of credit. On June 27, 1996 the Company prepaid $137,500 of its term loans.

The credit facilities contain covenants which require the Company to maintain certain tangible net worth and debt service coverage ratios based on the combined assets of the U.S. parent and subsidiaries. At May 31, 1996 the Company was in compliance with the covenants under the credit facilities. The credit facilities, which are renewable annually each December, are secured by a first priority lien on all of the assets of Linographics.

The Company's London operations have combined lines of credit of $697,500 (450,000 pounds) for working capital purposes which are renewable annually. At May 31, 1996 the Company's outstanding balance under the line of credit is approximately $703,000 (453,000 pounds) bearing interest at 9.25%. At May 31, 1996 the Company was in compliance with the covenants under the lines of credit. Additionally, at May 31, 1996, the Company borrowed $542,500 (350,000 pounds) from its bank which was collateralized by accounts receivable approximating the same amount.

Proposed Acquisition

On June 5, 1996 the Company signed a letter of intent to acquire assets and assume certain liabilities of Cardinal Communications Group, Inc. and its affiliate, C-Max Graphics, Inc. (hereinafter, collectively "Cardinal"). Cardinal provides desk top, prepress, design and printing services primarily to major corporate accounts and publishing companies in the New York metropolitan area. The Company is currently performing due diligence and the transaction is subject to negotiation based upon the results of such due diligence procedures.

Inflation, Foreign Currency Fluctuations and Interest Rate Changes

Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation, currency fluctuations or interest rate changes have historically had a material effect on revenues, sales or results of operations. Inflation, currency fluctuations and changes in interest rates have however, at various times, had significant effects on the economies of the United States and United Kingdom and could adversely impact the Company's revenues, sales and results of operations in the future. If there is a material adverse change in the relationship between the United Kingdom Pound Sterling and the United States Dollar, such change would adversely affect the results of the Company's United Kingdom operations as reflected in the Company's financial statements. The Company has not hedged its exposure with respect to this currency risk, and does not expect to do so in the future, since it does not believe that it is economically beneficial.

Forward - Looking Information

Except for the historical information contained in this Form 10-QSB, certain information herein contains forward looking information. The matters referred to in such statements could be affected by uncertainties involved in the Company's business, including without limitation the effect of economic and market conditions. Based upon the Company's current level of operations, management believes that cash flow from operations and existing cash on hand, will be adequate to meet the anticipated future requirements for working capital, capital expenditures and scheduled payments of interest and principal under its credit facilities and capital lease obligations.

PART II - OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K.

           (a)   Exhibits

                 None

           (b)   Form 8-K

                 There were no reports filed on Form 8-K during the quarter ended May 31, 1996.

                                 UNIDIGITAL INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNIDIGITAL INC.



                                        /s/ William E. Dye
                                        --------------------------------------
                                        William E. Dye
                                        President, Chief Executive Officer and
                                        Chief Financial Officer (Principal
                                        Executive, Financial and Accounting
                                        Officer)

July 12, 1996