Form 10KSB
period 1996-08-31
UNIDIGITAL INC
filed 1996-11-26
CIK 1003934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1996
                         COMMISSION FILE NUMBER 0-27664

                                UNIDIGITAL INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)





DELAWARE                                                    13-3856672
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

20TH WEST 20TH STREET
9TH FLOOR
NEW YORK, NEW YORK                                          10011
(Address of principal executive offices)                    (Zip Code)


ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE              (212) 337-0330

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class
----------------------------
Common Stock, $.01 par value

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes   X    No
                  ------    -----
   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

   Issuer's revenues for its fiscal year ended August 31, 1996 were $11,659,818.

   The aggregate market value of the Common Stock held by non-affiliates of the registrant based on the closing price of $6.00 on November 5, 1996 was $7,135,296.

   The number of shares of the Company's $.01 par value Common Stock outstanding as of November 5, 1996 is 3,189,216 shares.

   Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                                 ----   ----
   The following documents are incorporated into the Annual Report on Form 10-KSB: Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                UNIDIGITAL INC.
                                  FORM 10-KSB
                                     INDEX

10-KSB PART AND ITEM NO.                                                                                                  PAGE NO.
------------------------                                                                                                  --------
PART I

Item 1       Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2       Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

Item 3       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

Item 4       Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

PART II

Item 5       Market for Common Equity and Related Stockholder Matters   . . . . . . . . . . . . . . . . . . . . . . . . . .   13

Item 6       Management's Discussion and Analysis or Plan of Operation  . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 7       Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

Item 8       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   . . . . . . . . . . . .   34

PART III

Item 9       Directors, Executive Officers, Promoters and Control Persons; Compliance with
             Section 16(a) of the Exchange Act  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   35

Item 10      Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   35

Item 11      Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . . . . . . . . . . . . .   35

Item 12      Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   35

Item 13      Exhibits, List and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   35

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

   Unidigital Inc. (the "Company"), a Delaware corporation, was organized on October 18, 1995 for the purpose of becoming the parent holding company for Linographics Corporation ("Linographics") and Elements (UK) Limited ("Elements") (collectively, the "Predecessor Companies") and Linographics (Delaware) Corporation ("Linographics Delaware"). Subsequently, the Company formed Unidigital/Cardinal Corporation ("Cardinal"). All references herein to the "Company" mean collectively, Unidigital, the Predecessor Companies, Linographics Delaware and Cardinal unless the context requires otherwise.

   The Company provides a full range of digital prepress and digital printing services to the corporate and professional graphic arts industry in the New York City, San Francisco and London markets. Digital prepress services involve preparing an image for reproduction by any of several printing processes. Using advanced computer technology, the Company provides the imaging and reproduction services required by graphic artists in connection with the creation of designs for their clients, which include end-users of printed media such as consumer packaging, marketing and advertising materials. The Company's services afford graphic designers the ability to make numerous changes and enhancements in their designs throughout the design approval process with shorter turnaround times and at reduced costs as compared to traditional prepress methods. Once a design is approved, the Company provides the vital technological and service interface between graphic artists and traditional commercial volume printers necessary to translate the approved design into the format required for volume printing. Digital printing services involve taking a computer generated graphic design and translating it directly into a printed image on a printing press.

   The Company conducts operations through four wholly-owned subsidiaries, Linographics, Elements, Linographics Delaware and Cardinal. Linographics engages in the digital prepress business in New York City. Elements engages in the digital prepress business and through its wholly-owned subsidiary, Regent Communications Limited ("Regent") operates the document production and digital print business in London. Linographics Delaware owns and operates the San Francisco based prepress business. Cardinal, formed in August 1996, engages in the digital prepress and digital print business in New York City. Hereinafter unless otherwise stated, references to the acquisition of Cardinal relate to Cardinal's acquisition of certain assets of Cardinal Communications Group, Inc.

                            INITIAL PUBLIC OFFERING

   On February 6, 1996 Unidigital completed an initial public offering (the "IPO") of 1,000,000 shares of Common Stock at a price of $6.00 per share, and on February 21, 1996 the underwriters exercised their overallotment option for the purchase of an additional 150,000 shares. Unidigital realized aggregate net proceeds of approximately $5,200,000. The Company used a portion of the net proceeds of the IPO to repay certain indebtedness under the Company's credit facilities and intends to use the balance for general operational and working capital purposes.

                                COMPANY STRATEGY

   The Company's business strategy for growth focuses on maintaining and expanding its competitive position in the markets it currently serves and establishing competitive market positions in other strategic geographic areas, both within the United States and globally. The principal elements of the Company's strategy include:

     o Continuing to expand its short-run color digital printing which provides a value-added service for current customers and provides additional cross-selling opportunities;

     o Continuing to anticipate and meet the evolving needs of its customer base by making capital investments in emerging digital imaging, prepress and digital printing technologies which have been tested in the marketplace and which the Company believes will become widely accepted;

     o Enlarging its customer base and sales volume per customer by continuing and strengthening its focused marketing and operational programs that emphasize quality control, customer service, rapid turnaround and competitive pricing; and

     o Acquiring prepress businesses and printing businesses and companies located in the United States and foreign markets that have developed client bases or possess technological capabilities compatible with, or complementary to, those of the Company.

   Expansion of Digital Printing. The Company's business strategy includes the continued expansion of its short-run color digital printing. With the acquisition of Cardinal, and the installation of an Indigo (color printer) in London, the Company believes that in the future short-run color digital printing will constitute an increasingly larger segment of the Company's business.

   Investments in Equipment. The Company continually assesses the digital prepress and printing markets to select appropriate equipment to deliver services to its clients. Upon identifying new or upgraded items of equipment, the Company further examines whether the equipment will provide revenues from sales to its client base. The Company considers these factors, as well as its goals of providing rapid turnaround in making equipment leasing or purchasing decisions. The Company will continue to assume the role of market follower with respect to purchases and utilization of computer technology by continuing to support the computer hardware and software products widely used by graphic artists.

   Expansion of Client Base. The Company believes that graphic artists will continue to move toward the adoption of digital production platforms for several reasons: (i) the artist can exercise a greater degree of control over the entire creative and production process; (ii) the total time it takes to complete projects is significantly reduced from weeks (using conventional methods) to days, or hours, using digital methods; and (iii) providers of digital prepress services are typically more accessible to graphic artists than conventional printers by virtue of their geographic proximity to urban centers.

   The Company, through its sales and marketing efforts, seeks to convert users of traditional prepress services to the Company's computer-based services, by educating them as to the speed to market, quality and other advantages which may be achieved through digital production of designs and printed images and by providing prospective and existing customers with technical assistance and informal training in the use of the computer hardware and software necessary to implement the Company's services. In pursuing this strategy, the Company believes it can expand both its client base and the level of services provided to existing clients.

   Acquisitions. The Company's growth has been enhanced by recent acquisitions of businesses in San Francisco and New York City. The Company wishes to expand by acquiring companies with established customers and technological capabilities compatible with or complementary to those of the Company. The Company plans to link all of its sites through high speed telecommunications links that will permit data which is input in one location to be output at another location based upon uniform standards of quality control and on a similar price schedule. The Company believes that expanded remote output capabilities will be an attractive value-added service for existing and prospective international customers.

                              RECENT ACQUISITIONS

   On March 14, 1996, the Company through its wholly-owned subsidiary, Linographics Delaware, acquired certain assets for $170,000 and assumed certain liabilities aggregating $140,500 of TX Unlimited, Inc. ("TX"), a San Francisco, California based graphics arts company. The purchase price included an $85,000 payment at closing and the balance of $85,000 payable in eight quarterly installments commencing September, 1996 of $11,600, which includes interest at 6% per annum. The acquisition was recorded using the purchase method of accounting. Although the assets, liabilities and operations of TX are not material in relation to those of the Company this acquisition was consummated because of its strategic location.

   On August 9, 1996, Cardinal acquired certain assets and assumed certain liabilities of Cardinal Communications Group, Inc. and its affiliate C-Max Graphics, Inc. The assets purchased included the customer list, inventory, equipment, trade name and 34,000 square feet of commercial real estate. The purchase price included cash payments of $1,450,000, issuance of $250,000 of restricted Common Stock of the Company (39,216 shares) and the assumption of certain lease obligations and real estate taxes and mortgages. The Company funded the purchase price from the proceeds of a $1,400,000 term loan. The acquisition was accounted for using the purchase method of accounting. This acquisition marked the Company's entry into short-run color digital print services in the New York City market.

                                COMPANY HISTORY

   Linographics was founded in 1989 by William E. Dye, the President and Chief Executive Officer of Unidigital, and a former individual business partner (collectively the former partners), and has engaged in the digital prepress business in the New York City market since inception. In September 1994, the former partners of Linographics, formed Elements, which acquired the prepress business and certain related liabilities of Lyledale Limited ("Lyledale"), in London for a purchase price of approximately $336,000. Lyledale continued to engage in the document production business. In connection with the formation of Elements, the Company borrowed an aggregate of $190,000 from the former partners, which loans are evidenced by promissory notes due March 1, 1997 which bear interest from January 1996 through maturity at 7.5% per annum. In connection with the resignation in June 1996 of the former partner, he received approximately $323,000 in satisfaction of loans made by him to Linographics and Elements. In March 1995, Elements acquired all of the outstanding capital stock of Lyledale, which subsequently changed its name to Regent, for a purchase price of approximately $529,000 consisting of cash, deferred cash payments, a 20% capital stock interest in Elements and certain options to acquire Elements' capital stock granted to the sellers. In October 1995, Elements repurchased those options for an aggregate purchase price of $281,000.

   On October 18, 1995, Unidigital was incorporated in Delaware. Unidigital was formed for the purpose of becoming the parent holding company for Linographics, Elements and Linographics Delaware by exchanging 1,990,000 shares of Common Stock for all of the outstanding shares of the capital stock of the Predecessor Companies and Linographics Delaware (the "Formation"). Upon its incorporation, 10,000 shares of Common Stock were issued to the former partners for nominal consideration. Unidigital Inc., an existing New York corporation, was subsequently merged into Unidigital.

FORWARD-LOOKING INFORMATION

   Except for the historical information contained in this Form 10-KSB, certain information herein contains forward looking information. The matters referred to in such statements could be affected by uncertainties involved in the Company's business, including without limitation the effect of economic and market conditions. Based upon the Company's current level of operations, management believes that cash flow from operations and existing cash on hand, will be adequate to meet the anticipated future requirements for working capital, capital expenditures and scheduled payments of interest and principal under its credit facilities and capital lease obligations.

                                    BUSINESS

   The Company provides a full range of digital prepress and digital print services to the corporate and professional graphic arts industry in the New York City, San Francisco and London markets. Specific services provided by the Company to its clients include production and finishing of photographic quality or high resolution color proofs, production of electronic color separations, retouching and manipulation of photographic images, digital photography, large format color proofs for signage, Adobe Postcript(R) imagesetting, production of plate-ready film and digital scanning of artwork. The Company also provides short-run black and white and color digital printing and document creation services.

INDUSTRY BACKGROUND

   Prepress. Prepress services include the steps necessary to translate computer-generated graphic designs into high quality color proofs used by graphic artists in the design and approval process, and to subsequently transform those proofs into high resolution masters or other prepress products suitable for volume printing. Prepress services include the production of high resolution scans, camera-ready art for printers mechanicals, plate-ready film for high quality color work, contract or match proofs, imagesetting, electronic color separations and color transparencies. "Color separation" refers to the creation of color images, text and layout necessary for volume printing of a final design. "Match Prints(R)" refers to the creation of a color corrected proof which serves as a standard to enable a printer to calibrate a conventional printing press.

   The prepress industry has estimated annual sales of approximately $7.0 billion in the United States and approximately $600 million in the United Kingdom. The prepress services market consists of a variety of providers, including typesetters, service bureaus, color separators and commercial printers which may provide some or all prepress services, and is highly fragmented among many market participants, which tend to be smaller companies serving local or regional markets.

   Prior to the widespread use of computers, the production of graphic designs was a labor-intensive mechanical process whereby rough sketches of proposed designs were manually produced for presentation to clients for approval. After selection by a client, these sketches or proofs would be converted by various prepress professionals into high resolution masters required for volume printing of the design. While the graphic artist was responsible for the overall design-to-print process, he or she had relatively little direct control in the implementation of the design or the production of the finished product.

   As computers gained widespread acceptance in the graphic design industry (over 96% of all graphic designers use computers) and with the introduction of powerful computer design programs, the relationships among graphic artists, prepress professionals and printers in the production of printed materials have undergone considerable change. Graphic artists can now create digital computer images that contain all of the information needed to produce high quality color output of their designs, either as color proofs or high resolution film masters. This shift of the design and prepress industries from mechanical to digital platforms has permitted graphic designers to take greater control of the production process and created a demand for new technologies, services and approaches to production of graphic designs. The combined result has been the creation of a new type of prepress service provider -- digital prepress service companies.

   A further benefit provided by digital prepress service is the ability to provide quality prepress services at substantially reduced costs due to the elimination of several labor intensive steps.

   Digital Short-Run Printing. Prior to the introduction of digital printing presses, conventional printers utilized a variety of methods (e.g., web, offset, graveure) to produce volume quantities of printed materials. Traditional high volume printers require a large physical plant and need to produce large print runs to operate profitably. Offset and web printing, the two dominant printing methods, require that images first be transferred to printing plates which then are installed on the presses so that ink may be transferred to paper. Digital printing eliminates several of these steps by taking a computer-generated graphic design, and translating it directly into a printed image on the press. Short-run printing generally involves print-runs of 5,000 copies or less. By eliminating several labor intensive steps required for offset printing, digital printers can make small runs of printed products with the same quality as offset printers and can do so at a lower cost.

   Digital presses have other advantages over conventional presses in addition to lower costs. Turnaround times are quicker for digital presses than than they are for offset presses. In addition, the relatively small size of digital presses and the print run allows for decentralization of the printing process by placing the press close to the ultimate user of the printed product. The combination of low cost and rapid output coupled with direct computer linkage to and data storage at the press and local output permits a digital press to deliver the printed material exactly when and where it is needed and enables a customer to obtain time-sensitive, low-volume, short-life expectancy products on an economical basis. The combination of these capabilities is known as "print-on-demand." In addition, by storing the document digitally, changes can be made easily and more frequently relative to conventional printing, thereby creating an affordable option for custom printing of offset quality materials as well. This distribution method enables customers to realize savings through reduced waste and inventory, as well as providing customers with greater flexibility in selecting their printed materials. It has been estimated that the print-on-demand segment of the overall printing industry is presently $7 billion and is expected to triple by the year 2000.

   Document Creation Services. Document creation is a relatively small niche industry which provides typesetting and related services to financial and commercial printers. Services provided include input word processing; typesetting; formatting; and output production of documents on disk, camera-ready art and printer's proofs.

SERVICES OFFERED AND EQUIPMENT USED

   The Company provides a comprehensive array of high quality digital prepress services including production and finishing of photographic quality or high resolution color proofs, production of electronic color separations, Adobe Postcript(R) imagesetting, production of plate-ready films and digital scanning of artwork. These services are an intermediate and necessary step between creative art and actual printing of a graphic design. The Company also provides short-run digital printing and document creation services.

   Digital Prepress. Digital prepress services provided by the Company fall into two broad categories: scanning (i.e., input services); and printing (i.e., output services). Scanning involves the imaging of artwork using laser optics which are digitized and then output to film, tape or disk. Output services consist of: i) producing printed images of digitized files created by graphic designers onto a variety of surfaces as either high quality color proofs or prepress products required for volume printing of the design; ii) production of color proofs of varying sizes and resolution; and iii) production of prepress products required for volume printing of a design, which include high resolution scans, camera-ready art for printer's mechanicals, plate-ready film for a high quality color work, contract or Match Prints(R), Adobe Postscript(R) imagesetting, color separation and color transparencies. In connection with the production of color proofs, the Company also offers mounting, laminating and other finishing services.

   For the year ended August 31, 1996, the Company's digital imaging and prepress service business accounted for approximately 81% of the Company's net sales. With the acquisition of Cardinal, which provides a digital short-run print capability, and the installation of the Indigo printer in London, the Company expects that this business category will decrease in relation to total net sales.

   The Company provides production services to magazine publishers and advertising agencies which involves both digital prepress services and production work on original designs, such as placing scanned images into existing layouts.

   As a value-added service, the Company offers a remote output service via high speed telecommunications link between its New York City, San Francisco and London offices whereby a client with computer-generated files in one location can have immediate access to output at the other location based upon uniform standards of quality control and customer service at predictable prices. As the Company expands geographically, it will offer remote output service in each location, thereby giving its clients greater and more efficient distribution options.

   While the equipment used by the Company in providing digital prepress services is not unique or proprietary, the Company believes that the manner in which it delivers digital prepress services--rapid turnaround of time-sensitive projects (including in-house messenger service), reputation for quality and a service and operations structure designed to handle a high volume of projects-- distinguishes it from its competitors.

   Digital Short-Run Printing. The Company provides digital short-run printing in New York City and London. The Company's London operations offer finished documents on-demand using the Xerox Docutech(R), a high speed digital press. This machine receives computer-generated files and produces, on a 135 page-per-minute basis, finished and bound black and white printed materials. This service is also sold on a per page pricing structure. The Company's black and white digital printing services are generally used for the production of financial documents (such as offering circulars), but the Company also produces training, software and equipment manuals. With the introduction of its digital color printing service in both New York and London, using the Indigo E-Print 1000, the Company offers "one stop shopping" to clients--that is, the ability to take a design through the approval, production and printing phases at one location with one vendor.

   Document Creation. The Company also provides document creation services generally to meet the needs of financial printers in the London market. The Company provides a large pool of operators on a 24-hour basis to assist financial printers in the production of financial and legal documentation. Services provided include input word processing, typesetting, formatting, and output production of documents on disk, camera-ready proofs and printer's proofs. The Company's document creation operators can be linked remotely to the financial printers and can provide services directly to the financial printers' clients. The Company's operators may also be linked to the Company's Xerox Docutech(R) for purposes of producing black and white short-runs of documents.

   For the year ended August 31, 1996, the Company's document creation and short-run digital printing business accounted for approximately 19% of the Company's net sales. With the acquisition of Cardinal, which provides a digital short-run print capability, and the installation of the Indigo printer in London, the Company expects that this business category will increase in relation to total net sales.

   Revenues generated from the Company's current document creation operations represent a small portion of its overall revenues. The Company's continuing focus will be to develop and expand its prepress and digital printing operations.

   Equipment. The Company maintains an extensive array of advanced computerized equipment used to provide its services.

   All of the Company's major items of equipment are in good working order.

CUSTOMERS

   The Company's prepress customers consist of graphic design firms, advertising agencies, publishers, corporations and individual graphic artists. The Company receives individual orders from customers on a project-by-project basis rather than under long-term service contracts. Continued engagements for successive jobs are dependent primarily upon customers' satisfaction with services previously provided. Many of the Company's customer relationship are longstanding, and the Company believes that its relationships with customers and its reputation for quality service are excellent. The Company has a diversified client base, with the largest client accounting for less than 7% of fiscal 1996 net sales.

SALES AND MARKETING

   The Company markets its services to a broad and diverse client base encompassing various industries by direct sales methods targeted at existing and potential customers. The Company sells its services utilizing sales persons and a director of sales in each of its locations. In developing its short-run digital printing services, the Company seeks customers from its existing client base and by specifically targeting and marketing to other end-users of printed color media encompassing a broad base of industries.

COMPETITION

   The Company's prepress business operates in a highly competitive and fragmented market. Competition in the prepress industry is based on several factors, including quality, price and speed of turnaround. The Company's competitors include other providers of prepress services and commercial printers.

   Prepress Providers. The Company competes directly with other digital prepress providers, which generally are smaller companies and provide some, but not all of the services provided by the Company, as well as storefront copy shops which provide some of the Company's lower end services such as the printing of color proofs. Other direct competitors include traditional providers of prepress services, which may have greater financial, marketing and other resources than the Company, and which are attempting to assimilate and master a rapidly evolving technology, and the in-house graphics departments of large consumers of prepress services, such as advertising agencies and large corporations. Presently, only the largest consumers can economically perform these services in-house. However, as technology improves and becomes less expensive (as it historically has), the Company expects that it will lose a portion of its business to existing or potential clients who purchase digital prepress equipment and perform some portion of their prepress requirements in-house. The Company believes it can effectively compete with in-house providers due to its ability to provide services 24 hours a day, 6 days a week, at competitive prices. In addition, since the Company serves hundreds of clients annually, the Company is able to spread the capital cost of the equipment quickly, thereby permitting the Company to make frequent upgrades and to purchase and lease state-of-the-art equipment which in-house providers may not be able to do on a cost effective basis.

   The Company believes that to remain competitive it must maintain customer relationships and recognize, develop and exploit new technologies and additional services which meet the evolving needs of its client base.

   Commercial Printers. The Company competes indirectly with commercial printers which often provide prepress services to their clients in connection with volume printing services. The Company believes that it has a competitive advantage over such conventional printers for several reasons. Unlike many printers, the Company's operations are located in large urban areas with high concentrations of corporate clients and graphic artists which facilitates rapid turnaround and direct client contact. Also, most printers cannot support, nor do they have broad experience supporting, the hardware and software widely used by graphic designers (Apple Macintosh(R) and PostScript(R))--the Company's precise areas of expertise.

   The Company's digital short-run printing business faces competition from conventional printers which have added, or plan to add, digital presses, and some of the Company's prepress competitors which have purchased digital presses. In this dynamic market, the Company believes it has several competitive advantages over conventional printers and prepress service providers in addition to those listed above. First, the Company already handles large numbers of relatively small jobs and is geared to process these types of jobs on a volume basis with the proper service mentality. Second, the Company has an existing base of clients which the Company believes are likely to become users of digital presses. Third, since digital printing provides another type of output from the graphic artist's computer files and the Company's clients are accustomed to turning to the Company for output services, the Company believes its customers will turn to the Company to provide this value-added service. Finally, the Company already has the computer hardware, software and expertise to support digital printing.

   The Company provides document creation services in the London market only. The Company has two main competitors for these services. Although competition is intense, the Company has, through use of appropriate technology and by providing a comprehensive range of services, continued to increase its market share and believes that it is the largest provider of these services in the London market.

EMPLOYEES

   As of November 5, 1996, the Company had approximately 205 full-time employees - 135 in the United States and 70 in the United Kingdom. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

ITEM 2. PROPERTIES

   The Company currently leases approximately 15,100 square feet in New York City, under leases which expire in 1997 with a two-year renewal option, and 10,300 square feet in London, which lease expires in 2000. The Company occupies approximately 2,900 square feet of space in San Francisco and is negotiating a lease. The Company acquired approximately 34,000 square feet of commercial real estate upon its acquisition of the assets of Cardinal. The Company believes that its current facilities are suitable and adequate for its current operations and short-term foreseeable needs, and that it will be able to renew these leases or obtain alternative space for such facilities upon the expiration of the current leases. Additional facilities will be required to support growth as the Company expands into new geographic areas.

ITEM 3. LEGAL PROCEEDINGS

   There is no material litigation pending to which the Company is a party or to which any of its properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   The Company did not submit any matters to a vote of security-holders during the quarter ended August 31, 1996.

                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Prior to February 1, 1996, there was no established market for the Company's Common Stock. Since February 1, 1996 the Common Stock has been quoted on the Nasdaq National Market under the symbol "UNDG". The following table sets forth the high and low bid information for the Company's Common Stock for the quarters indicated (since February 1, 1996) as reported by the Nasdaq National Market. The quotes represent inter-dealer prices without adjustments or mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                                                            COMMON STOCK
                                                                                    HIGH                  LOW
                                                                                    ----                  ---
                    QUARTER ENDED
                    February 29, 1996   . . . . . . . . . . . . . . . . . .         $6 7/8                $5
                    May 31, 1996  . . . . . . . . . . . . . . . . . . . . .         $9 1/4                $4 7/16
                    August 31, 1996   . . . . . . . . . . . . . . . . . . .         $8 5/8                $5 11/16

   On November 5, 1996, the closing sales price as reported by the Nasdaq National Market, of the Common Stock was $6.

   As of November 5, 1996 the approximate number of holders of record of the Common Stock was 32. A number of the Company's record holders represent public shareholders whose securities are held in a so-called "street name."

   The Company has not paid or declared cash dividends on its Common Stock since its inception. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Company provides a full range of digital prepress and digital printing services to the corporate and professional graphic arts industry in the New York City, San Francisco and London markets. Digital prepress services involve preparing an image for reproduction by any of several printing processes. Using advanced computer technology, the Company provides the imaging and reproduction services required by graphic artists in connection with the creation of designs for their clients, which include end-users of printed media such as consumer product packaging, marketing and advertising materials. The Company's services afford graphic artists the ability to make numerous changes and enhancements in their designs throughout the design approval process with shorter turnaround times and at reduced costs as compared to traditional prepress methods. Once a design is approved, the Company provides the vital technological and service interface between graphic artists and traditional commercial volume printers necessary to translate the approved design into the format required for volume printing. The Company's services also include digital scanning, document creation services such as typesetting and short run digital printing.

RESULTS OF OPERATIONS

   The following analysis of the results of operations includes the Company which for the fiscal year ended August 31, 1996, contains the consolidated results of operations of Linographics, Elements and Regent for 12 months, Linographics Delaware since March 14, 1996 and Cardinal since August 9, 1996. For the fiscal year ended August 31, 1995 the combined results of operations include Linographics and Elements for 12 months and Regent since March 1, 1995. All intercompany transactions have been eliminated.

Comparison of Fiscal Year Ended August 31, 1996 and August 31, 1995

   Net sales for the fiscal year ended August 31, 1996 increased 36.5% to $11,659,818 compared to $8,542,020 for the fiscal year ended August 31, 1995. This increase is principally due to the introduction of digital printing in London and to the inclusion of 12 months of operations for Regent in the fiscal year ended August 31, 1996 compared to six months of operations for Regent in the fiscal year ended August 31, 1995 and volume growth in both the U.S. and United Kingdom operations. Net sales for the Company's United Kingdom operations for the fiscal year ended August 31, 1996 increased 51.7% to $6,098,843 compared to $4,019,398 for the fiscal year ended August 31, 1995. Net sales for the Company's U.S. operations for the fiscal year ended August 31, 1996 increased 23% to $5,560,975 compared to $4,522,622 for the fiscal year ended August 31, 1995.

   Cost of sales for the fiscal year ended August 31, 1996 increased 44.1% to $5,621,668 compared to $3,900,703 for the fiscal year ended August 31, 1995. Cost of sales as a percentage of net sales increased from 45.7% for the fiscal year ended August 31, 1995 to 48.2% for the fiscal year ended August 31, 1996 due to higher costs associated with digital print. Cost of sales for the Company's United Kingdom operations for the fiscal year ended August 31, 1996 increased 75.9% to $3,167,855 compared to $1,801,038 for the fiscal year ended August 31, 1995 primarily associated with the increase in sales and Regent's digital print business which commenced operations in the first quarter of fiscal 1996 and the associated higher cost of sales related to digital print. Cost of sales for the Company's U.S. operations for the fiscal year ended August 31, 1996 increased 16.9% to $2,453,813 compared to $2,099,665 for the fiscal year ended August 31, 1995 primarily associated with the increase in sales.

   Selling, general and administrative expenses for the fiscal year ended August 31, 1996 increased 61.3% to $3,593,302 compared to $2,227,524 for the fiscal year ended August 31, 1995. Selling, general and administrative expenses as a percentage of net sales increased from 26.1% for the fiscal year ended August 31, 1995 to 30.8% for the fiscal year ended August 31, 1996 due to higher variable costs, including commissions and increases in administrative costs. Selling, general and administrative expenses for the Company's United Kingdom operations for the fiscal year ended August 31, 1996 increased 35.9% to $1,704,803 compared to $1,254,147 for the fiscal year ended August 31, 1995. These increases are primarily attributable to variable expenses commensurate with increased revenues. Selling, general and administrative expenses for the Company's U.S. operations for the fiscal year ended August 31, 1996 increased 94.0% to $1,888,499 compared to $973,377 for the fiscal year ended August 31, 1995. The increase in U.S. costs relates to additional management and administrative personnel, costs associated with Unidigital which did not exist in 1995 and the transition of customer accounts (from non-commission) to commissioned sales personnel.

   Principal stockholder/officers' compensation for the fiscal year ended August 31, 1996 decreased 36.6% to $456,172 compared to $719,125 for the fiscal year ended August 31, 1995. This decrease is due to the implementation of an employment contract with the Company's principal stockholder/officer and the resignation of the principal stockholder's former partner.

   Income from operations for the fiscal year ended August 31, 1996 increased 17.3% to $1,988,676 compared to $1,694,668 for the fiscal year ended August 31, 1995 primarily attributable to increased sales.

   Interest expense for the fiscal year ended August 31, 1996 increased 67.6% to $326,805 compared to $194,995 for the fiscal year ended August 31, 1995. This increase is attributable to increases in the Company's credit facility borrowings and capital lease obligations.

   Interest and other income for the fiscal year ended August 31, 1996 of $232,397 includes $132,681 of interest income associated with the Initial Public Offering proceeds and other income of $99,716. Other income includes settlement proceeds received by the Company's Elements subsidiary from former salespersons.

   Income tax expense for the fiscal year ended August 31, 1996 increased to $1,064,327 compared to $356,000 for the fiscal year ended August 31, 1995. The Company currently pays Federal, state and local income tax at the corporate level for its U.S. operations where previously Linographics paid only local corporate income tax on the U.S. operations as a result of its Subchapter S corporation status.

   Net income for the fiscal year ended August 31, 1996 decreased 27.4% to $829,941 compared to $1,143,673 for the fiscal year ended August 31, 1995 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal source of funds has been the net proceeds from its February 1, 1996 Initial Public Offering of $5,200,000, increased borrowings under its credit facilities and cash flow from operations. Cash flow from operations for the fiscal year ended August 31, 1996 and 1995 was $1,488,318 and $713,424, respectively. Cash used in investing activities for the fiscal year ended August 31, 1996 and 1995 was $3,056,770 and $814,599, respectively. This increase relates primarily to the Cardinal and Linographics Delaware acquisitions. Cash flow provided by financing activities for the fiscal years ended August 31, 1996 and 1995 was $5,555,895 and $126,250, respectively.

   The Company maintains borrowing arrangements with banks in both New York and London. The Company has combined credit facilities with its New York bank for its U.S. operations, aggregating $3,450,000 which consists of (i) a $150,000 term loan relating to Linographics and term loans aggregating $150,000 relating to Linographics Delaware, (ii) a $750,000 line of credit which is available to Cardinal for working capital purposes, (iii) a $1,400,000 term loan related to Cardinal which matures on September 1, 1997, (iv) an $850,000 line of credit related to

Linographics, and (v) a $150,000 line of credit related to Linographics Delaware. The term loans excluding the Cardinal $1,400,000 which is at prime, bear interest at either the bank's prime rate plus 1/2% or at a fixed rate determined at the time of borrowing, at the Company's option. The lines of credit bear interest at prime plus 1/2%. At August 31, 1996 the Company's U.S. term loan balance was $1,891,665 bearing interest at 9% and $553,000 was outstanding under the lines of credit. Unidigital is a guarantor on all bank debts of the U.S. subsidiaries.

   The credit facilities contain covenants which require the Company to maintain certain tangible net worth and debt service coverage ratios, as defined, based on the combined assets of the U.S. parent and subsidiaries. At August 31, 1996 the Company was in compliance with the covenants under the [Acredit facilities. The lines of credit, which are renewable annually each December, are secured by a first priority lien on the assets of Linographics.

   The Company's London operations have combined credit facilities of $1,190,000 (Pound Sterling 764,000) for working capital purposes which are renewable annually. At August 31, 1996 the Company's outstanding balance under the credit facilities was $1,188,973 bearing interest at 8.75%. At August 31, 1996 the Company was in compliance with the covenants under the lines of credit.

   Subsequent to year end, the Company renegotiated its credit facility arrangements with its banks in both the United States and the United Kingdom. Each of the credit facility documents contain financial covenants as defined.

   The U.S. lines of credit have been adjusted to the following amounts:
$1,200,000 for Cardinal, $700,000 for Linographics and $450,000 for Linographics Delaware with each facility bearing interest at prime plus 1/2%. The facilities are secured by equipment and accounts receivable.

   The U.K. credit facilities have been replaced with a combined line of credit for up to approximately $1,404,000 (Pound Sterling 900,000) secured against the assets of Elements and Regent with a guarantee from Unidigital of Pound Sterling 500,000. The new facility bears interest at 2.25% over the bank's base rate for borrowings up to Pound Sterling 600,000 and bears interest at 2.75% for borrowings in excess of such amount.

   The Company expects that cash flow from operations will be sufficient to fund its capital lease obligations, debt service payments under its credit facilities, capital expenditures and operations for the foreseeable future. The Company may require additional financing to consummate future acquisitions. There can be no assurance that the Company will be able to secure additional financing.

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

ITEM 7. FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Unidigital Inc.

   We have audited the consolidated balance sheet of Unidigital Inc. as of August 31, 1996 and the related consolidated statement of income, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unidigital Inc. at August 31, 1996 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

   New York, New York
   October 25, 1996 except for
   Note 4 which the date
   is November 14, 1996                                      ERNST & YOUNG LLP

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors of Linographics Corporation

   We have audited the accompanying combined balance sheet of Linographics Corporation and Affiliates (the "Predecessor Companies" of Unidigital Inc.) as at August 31, 1995 and the related combined statements of operations, stockholders' equity and cash flows for the year ended August 31, 1995. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of a United Kingdom affiliate and its subsidiary included in the combined totals for 1995, which statements constitute approximately 60% of combined assets at August 31, 1995 and 47% of combined revenues for the year then ended. Those statements were audited by other auditors, whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for such statements, is based solely on the report of the other auditors.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, based on our audit and the report of the other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Linographics Corporation and Affiliates as at August 31, 1995, and their combined results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                  CORNICK, GARBER & SANDLER, LLP
                                                  CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
November 2, 1995

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors of Elements (UK) Limited

   We have audited the consolidated balance sheet of Elements (UK) Limited and subsidiary as at August 31, 1995 and the related consolidated statements of profit and loss and cash flow and changes in shareholders' equity for the year ended August 31, 1995, all of which are not separately included herein. These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards in the United States of America and the United Kingdom. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elements (UK) Limited and subsidiary as at August 31, 1995, and the consolidated results of their operations, cash flows and changes in shareholders' equity for the year then ended, in conformity with generally accepted accounting principles in the United States of America.


                                                           BLICK ROTHENBERG
                                                           CHARTERED ACCOUNTANTS
                                                           REGISTERED AUDITOR

London, England
October 31, 1995

                                UNIDIGITAL INC.
                          CONSOLIDATED BALANCE SHEETS
                                As of August 31,

                                                                                     1996          1995*
                                                                                  -----------    -----------
ASSETS
Cash & cash equivalents (Note 2)  . . . . . . . . . . . . . . . . . . . . . .      $4,145,514    $  186,802
Accounts receivable, net of allowance of $200,814 in 1996 and $110,000
  in 1995 (Note 2)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,207,857     2,334,275
Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . .         835,129       266,115
                                                                                   ----------    ----------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,188,500     2,787,192
Property, plant and equipment, net (Note 3) . . . . . . . . . . . . . . . . .       8,594,985     2,965,376
Intangible assets, net (Note 2) . . . . . . . . . . . . . . . . . . . . . . .         797,213       776,539
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          42,628        20,905
                                                                                   ----------    ----------
Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $17,623,326    $6,550,012
                                                                                  ===========    ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Due to banks (Note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,741,973      $816,317
Current portion of long term debt (Note 4)  . . . . . . . . . . . . . . . . .          77,800           --
Current portion of capital lease obligations (Note 5) . . . . . . . . . . . .       1,476,076       644,299
Current portion of payments for acquisition of business and cancellation
  of options (Note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . . .         202,930       139,545
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . .       1,792,973       792,936
Income taxes payable (Note 8) . . . . . . . . . . . . . . . . . . . . . . . .         216,366       310,675
Loans and notes payable to stockholders (Note 6)  . . . . . . . . . . . . . .         361,039           --
Deferred income taxes (Note 8)  . . . . . . . . . . . . . . . . . . . . . . .             --         62,000
                                                                                  ----------     ----------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       5,869,157     2,765,772

Loans and notes payable to stockholders (Note 6)  . . . . . . . . . . . . . .             --        190,172
Noncurrent portion of long term debt (Note 4) . . . . . . . . . . . . . . . .       1,898,865           --
Noncurrent portion of capital lease obligations (Note 5)  . . . . . . . . . .       1,974,033       810,888
Noncurrent portion of payments for acquisition of business and
  cancellation of options (Note 2)  . . . . . . . . . . . . . . . . . . . . .             --        139,545
Deferred income taxes (Note 8)  . . . . . . . . . . . . . . . . . . . . . . .         516,596        39,000
                                                                                  -----------    ----------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,258,651     3,945,377

Stockholders' equity: (Note 7)
Preferred stock, par value $.01; 5,000,000 shares authorized; none
  issued and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . .             --            --
Common stock, par value $.01; 10,000,000 shares authorized; 3,189,216
  shares issued and outstanding in 1996 and 120 in 1995 . . . . . . . . . . .          31,892         3,015
Additional paid-in-capital  . . . . . . . . . . . . . . . . . . . . . . . . .       5,462,153       162,803
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,897,252     2,450,834
Cumulative foreign translation adjustment (Note 2)  . . . . . . . . . . . . .         (26,622)      (12,017)
                                                                                   ----------     ---------

Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . .       7,364,675     2,604,635
                                                                                  -----------    ----------

Total Liabilities and Stockholders' Equity  . . . . . . . . . . . . . . . . .     $17,623,326    $6,550,012
                                                                                  ===========    ==========


                       See notes to financial statements.

                             *Combined Predecessors

                                UNIDIGITAL INC.
                         CONSOLIDATED INCOME STATEMENT
                         For the year ended August 31,

                                                                                     1996          1995*
                                                                                 ------------    ----------
REVENUES
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $11,659,818    $8,542,020
                                                                                  -----------    ----------

EXPENSES
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,621,668     3,900,703
Selling general and administrative expenses . . . . . . . . . . . . . . . . .       3,593,302     2,227,524
Principal stockholder/officers' compensation  . . . . . . . . . . . . . . . .         456,172       719,125
                                                                                  -----------    ----------
Total operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .       9,671,142     6,847,352
                                                                                  -----------    ----------
Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,988,676     1,694,668
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (326,805)     (194,995)
Interest and other income . . . . . . . . . . . . . . . . . . . . . . . . . .        232,397            --
                                                                                 -----------     ----------
Income before income tax  . . . . . . . . . . . . . . . . . . . . . . . . . .       1,894,268     1,499,673

Provision for income taxes (including nonrecurring provision relating to
  termination of subchapter S status on February 1, 1996) (Note 8)  . . . . .       1,064,327       356,000
                                                                                 ------------    ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    829,941    $1,143,673
                                                                                 ============    ==========
Net income per common share . . . . . . . . . . . . . . . . . . . . . . . . .    $        .31    $      .57
                                                                                 ============    ==========
Weighted average common shares outstanding  . . . . . . . . . . . . . . . . .       2,643,828     2,000,000

Pro forma income data (Note 2):
  Historical income before income taxes . . . . . . . . . . . . . . . . . . .    $  1,894,268
  Pro forma adjustment for principal stockholder/officers'
    compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          72,769
                                                                                 ------------
  Pro forma income before income taxes  . . . . . . . . . . . . . . . . . . .       1,967,037
  Pro forma income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .         794,616
                                                                                 ------------
  Pro forma net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,172,421
                                                                                 ============
  Pro forma income per common share . . . . . . . . . . . . . . . . . . . . .    $        .44
                                                                                 ============


                       See notes to financial statements.

                             *Combined Predecessors

                                UNIDIGITAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         For the years ended August 31,

                                                                                     1996          1995*
                                                                                 ------------   -----------
OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    829,941   $ 1,143,673
                                                                                 ------------   -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .       1,056,845       535,042
  Provision for deferred income taxes . . . . . . . . . . . . . . . . . . . .         415,060        91,000
  Provision for bad debts . . . . . . . . . . . . . . . . . . . . . . . . . .         103,849        73,000
Changes in assets and liabilities net of effects of asset purchases of TX Unlimited, Inc. and Cardinal Communications Group, Inc.
  and C-Max Graphics Inc.:
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (963,734)   (1,329,185)
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .        (565,783)     (134,754)
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (21,723)         (725)
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . .         729,598        93,239
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (95,735)      242,134
                                                                                  -----------   -----------
    Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . .         658,377      (430,249)
                                                                                  -----------   -----------
  Net cash provided by operating activities . . . . . . . . . . . . . . . . .       1,488,318       713,424
                                                                                  -----------   -----------
INVESTING ACTIVITIES:
Additions to property and equipment . . . . . . . . . . . . . . . . . . . . .      (1,279,502)     (466,008)
Business acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,777,268)     (348,591)
                                                                                  -----------   -----------
  Net cash used in investing activities . . . . . . . . . . . . . . . . . . .      (3,056,770)     (814,599)
                                                                                  -----------   -----------
FINANCING ACTIVITIES:
Proceeds from due to banks and long-term debt . . . . . . . . . . . . . . . .       2,635,656       505,162
Payments of due to banks and long-term debt . . . . . . . . . . . . . . . . .        (177,754)          --
Payments of capital lease obligations . . . . . . . . . . . . . . . . . . . .        (692,311)     (569,084)
Payments of notes for cancellation of options and acquisition of
  business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (356,185)          --
Stockholder loans/(repayments)  . . . . . . . . . . . . . . . . . . . . . . .        (327,556)      190,172
Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (750,000)          --
Proceeds from sale of common stock, net of issuance costs . . . . . . . . . .       5,224,045           --
                                                                                  -----------   ----------
  Net cash provided by financing activities . . . . . . . . . . . . . . . . .       5,555,895       126,250
                                                                                  -----------   -----------
Effect of Foreign Exchange Rates on Cash: . . . . . . . . . . . . . . . . . .         (28,731)       (5,693)
                                                                                  -----------   -----------
NET INCREASE (DECREASE) IN CASH/CASH EQUIVALENTS  . . . . . . . . . . . . . .       3,958,712        19,382
Cash and cash equivalents at beginning of year  . . . . . . . . . . . . . . .         186,802       167,420
                                                                                  -----------   -----------
Cash and cash equivalents at end of year  . . . . . . . . . . . . . . . . . .     $ 4,145,514   $   186,802
                                                                                  ===========   ===========

SUPPLEMENTAL DISCLOSURES:
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   257,742   $   177,297
                                                                                  ===========   ===========
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   889,673   $    22,839
                                                                                  ===========   ===========

NON-CASH TRANSACTIONS:
Equipment acquired under capital lease obligations  . . . . . . . . . . . . .     $ 1,013,849   $ 1,225,377
                                                                                  ===========   ===========

Dividends payable as note . . . . . . . . . . . . . . . . . . . . . . . . . .     $   498,000
                                                                                  -----------

Business acquisitions net of liabilities of $2,096,909  . . . . . . . . . . .     $ 2,062,268
                                                                                  ===========


                       See notes to financial statements.
                             *Combined Predecessors

                                UNIDIGITAL INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED AUGUST 31, 1996

                                                       ADDITIONAL                    FOREIGN         TOTAL
                                            COMMON       PAID-IN      RETAINED     TRANSLATION    STOCKHOLDERS'
                                             STOCK       CAPITAL      EARNINGS     ADJUSTMENT        EQUITY
                                            ------     ---------    -----------    -----------   -------------
Balance at August 31, 1994  . . . . .       $ 3,000                 $ 1,307,161                  $  1,310,161
Net income  . . . . . . . . . . . . .                                 1,143,673                     1,143,673
Issuance of shares in connection
  with acquisition of United
  Kingdom operations  . . . . . . . .            15       162,803                                     162,818
Difference arising from
  translation of foreign financial
  statements  . . . . . . . . . . . .                                                 (12,017)        (12,017)
                                            -------     ---------   ----------       --------    ------------
Balance at August 31, 1995* . . . . .         3,015       162,803     2,450,834       (12,017)      2,604,635
Cost of cancellation of options
  to purchase an additional
  interest in Elements  . . . . . . .                    (162,803)     (118,538)                     (281,341)
Exchange of S Corporation stock   . .        (3,015)                    (16,985)                      (20,000)
Formation (including merger of
  Linographics, Elements and
  Linographics Delaware)  . . . . . .        20,000                                                    20,000
Issuance of 1,150,000 shares of
  common stock in connection
  with the Initial Public Offering  .        11,500     5,212,545                                   5,224,045
Issuance of 39,216 shares
  of common stock in
  connection with the
  Cardinal asset acquisition  . . . .           392       249,608                                     250,000
Dividends paid  . . . . . . . . . . .                                (1,248,000)                   (1,248,000)
Net income  . . . . . . . . . . . . .                                   829,941                       829,941
Difference arising from translation
  of foreign financial statements . .                                                 (14,605)        (14,605)
                                            -------    ----------   -----------      --------     -----------
Balance at August 31, 1996  . . . . .       $31,892    $5,462,153   $ 1,897,252      $(26,622)    $ 7,364,675
                                            =======    ==========   ===========      ========     ===========





                       See notes to financial statements.

                             *Combined Predecessors

                                UNIDIGITAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AUGUST 31, 1996

NOTE 1. ORGANIZATION

   Unidigital Inc. a Delaware corporation, was organized on October 18, 1995 for the purpose of becoming the parent holding company for Linographics Corporation ("Linographics") and Elements (UK) Limited ("Elements") (collectively, the "Predecessor Companies") and Linographics (Delaware) Corporation ("Linographics Delaware"). Subsequently, the Company formed Unidigital/Cardinal Corporation ("Cardinal"). All references herein to the "Company" mean collectively, Unidigital, the Predecessor Companies, Linographics Delaware and Cardinal unless the context requires otherwise.

   Unidigital conducts operations through four wholly-owned subsidiaries:
Linographics, Elements, Linographics Delaware and Cardinal. Linographics engages in the digital prepress business in New York City. Elements engages in the digital prepress business and through its wholly-owned subsidiary, Regent Communication Limited ("Regent") which was acquired in March, 1995, operates the document production and digital print business in London. Linographics Delaware owns and operates the San Francisco based prepress business. Cardinal engages in the digital prepress and digital printing services to advertising agencies, publishers and corporations in the New York City and surrounding area.

   On February 6, 1996 Unidigital completed an Initial Public Offering (the "IPO") of 1,000,000 shares of Common Stock at a price of $6.00 per share, and on February 21, 1996 the underwriters exercised their over-allotment option for the purchase of an additional 150,000 shares. Unidigital realized aggregate net proceeds of approximately $5,200,000. The Company used a portion of the net proceeds of the IPO to repay certain indebtedness under the Company's credit facilities and for general operational and working capital purposes. The Company intends to use the balance of such funds for acquisitions of businesses and working capital.

   On March 14, 1996 Linographics Delaware purchased certain assets for $170,000 and assumed certain liabilities aggregating $140,500 of TX Unlimited, Inc., a San Francisco, California based graphics arts company. The purchase price included an $85,000 payment at closing and the balance of $85,000 which is payable in eight quarterly installments commencing September, 1996, of $11,600, which includes interest of 6% per annum. The acquisition was recorded using the purchase method of accounting and the results of operations are included in the financial statements since the date of acquisition.

   On August 9, 1996, the Company, through Cardinal, consummated the acquisition of certain assets of Cardinal Communications Group, Inc. and C-Max Graphics, Inc. (C-Max and Cardinal Communications Group, Inc. are referred to collectively as the "Seller"). The assets purchased included the Seller's entire customer list, inventory, equipment, trade name and 34,000 square feet of commercial real estate in New York City. The purchase price included cash payments of $1,450,000, issuance of $250,000 of restricted Common Stock of the Company (39,216 shares) and the assumption of certain liabilities and real estate taxes and mortgages. The Company funded the cash purchase price from proceeds of a $1,400,000 term loan from Chase Manhattan Bank ("Chase"). The acquisition was recorded using the purchase method of accounting and the results of operations are included in the financial statements since the date of acquisition. The aggregate purchase price of approximately $2,200,000, which includes costs incurred in connection with the acquisition, approximates the estimated fair value of the net assets acquired. The preliminary allocation of purchase price, which does not include goodwill, may change upon final determination of the fair value of the net assets acquired.

   The following supplemental unaudited pro forma information is presented as if the Company had completed the Regent Acquisition and the Cardinal Acquisition and the related borrowings as of September 1, 1994 and 1995 respectively:

                                                                              YEAR ENDED AUGUST 31,
                                                                            -----------------------
                                                                               1996          1995
                                                                            ----------    ----------
       Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . .     19,447,105    18,530,700
       Income before taxes  . . . . . . . . . . . . . . . . . . . . . .      1,012,481       148,797
       Net (loss) income  . . . . . . . . . . . . . . . . . . . . . . .        (51,847)      385,612
       Net (loss) income per share  . . . . . . . . . . . . . . . . . .           (.02)          .12

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

   The Company invests excess daily cash balances in commercial paper with maturities not exceeding 30 days. The Company considers such investments to be cash equivalents.

Risks and Uncertainties

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Credit is extended based on an evaluation of the customer's financial conditions, and generally advance payment is not required. Anticipated credit losses are provided for in the consolidated financial statements and consistently have been within management's expectations.

Property and Equipment

   Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives ranging from: three years for automobiles and computer software, five to seven years for furniture and equipment, 40 years for real property including related improvements and leasehold improvements over the lesser of the estimated useful life of the leasehold improvement or the term of the related lease including exercisable renewal options.

Intangible Assets

   Intangible assets include goodwill, which is being amortized over 15 years and deferred financing costs which will be amortized over the life of the related debt. Amortization of approximately $32,517 and $34,562 was recorded for the years ended August 31, 1996 and 1995, respectively.

   It is the Company's policy to account for goodwill at the lower of amortized cost or fair value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that it may be impaired. If this review indicates that the intangibles will not be recoverable as determined by a non-discounted cash flow analysis of the Company over the remaining amortization period, the carrying value of the Company's intangibles would be reduced to its estimated realizable value. As a result, the Company has determined that goodwill is fairly stated at August 31, 1996.

   In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("FAS 121") effective for fiscal years beginning after December 15, 1995. The Company expects that the adoption of FAS 121 will not have a material effect on its financial statements.

Stock Options

   In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") compensation costs for stock is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire that stock.

   In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("FAS 123") which establishes financial accounting and reporting standards for stock based employee compensation plans including stock purchase plans, stock options, restricted stock and stock appreciation rights. The Company has elected to continue accounting for stock based compensation under the provisions of APB
25. The disclosure requirements of FAS 123 will be effective for the Company's financial statements beginning in the first quarter of 1996.

Foreign Currency Translation

   The portion of the Company's financial statements relating to the United Kingdom operations are translated into U.S. Dollars using period end exchange rates (One Pound = $1.56 and $1.55 at August 31, 1996 and 1995, respectively for balance sheet accounts) and average exchange rates (One Pound = $1.55 and $1.59 for the year ended August 31, 1996 and 1995, respectively for the income statement accounts). The translation difference is reflected as a separate component of stockholders' equity.

Termination of Subchapter Status and Related Income Tax Matters

   Linographics previously filed federal and state income tax returns under Subchapter S of the Internal Revenue Code in which its income was reportable by and taxed to its stockholders. As a result of the IPO, the Subchapter S status was necessarily terminated effective February 1, 1996. Accordingly, $367,000 of federal, state and local income taxes, applicable to temporary differences in the recognition of income and expenses for financial accounting and income tax reporting purposes existing at February 1, 1996, has been recorded and charged to operations for the year ended August 31, 1996. These nonrecurring charges result solely from the termination of the Subchapter S status in the United States.

   Subsequent to February 1, 1996 income taxes on U.S. earnings are taxed at a combined effective tax rate of approximately 46.5%, whereas previously, only local income taxes on U.S. earnings were payable at the corporate level.

   Deferred income taxes are recognized in accordance with Statement of Financial Accounting Standards 109. Deferred income taxes result from differences between the financial statement and tax bases of assets and liabilities.

Regent Acquisition - Cancellation of Options

   As part of the purchase of Regent, in March, 1995, two of its former stockholders were each granted an option to acquire for 50,000 (pound Sterling) an additional 6-1/2% share interest in Elements exercisable upon a public floatation of its stock. In November 1995, the options were cancelled in consideration for payments of approximately 180,000 (pound Sterling) (approximately $281,000), of which 75,000 (pound Sterling) remains payable and (approximately $117,000) is due in installments to April 1, 1997.

Income Statement - Pro Forma Information

   The pro forma information on the income statement gives effect to the historical combined results of operations adjusted for (i) the reduced level of salaries paid to the principal stockholder/officer and the former partner and
(ii) the income tax effect of Linographics changing from Subchapter S status to Subchapter C status as if these had occurred effective September 1, 1995.

   Pro forma net income per common share is based on pro forma net income and the weighted average number of common shares outstanding.

Fair Values of Financial Instruments

   The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

   Cash and cash equivalents: The carrying amount reported in the balance sheet approximates fair value.

   Due to banks - lines of credit: The carrying amount of the Company's borrowings under its lines of credit approximates fair value as the interest rates charged approximate the respective market rates and there is a relatively short period to maturity.

   Term loans: The carrying amount of the Company's term loans with variable interest rates approximates fair value as the interest rates charged on such debt fluctuate upon changes in the underlying market rates.

NOTE 3. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                                                   AUGUST 31,    AUGUST 31,
                                                                                     1996          1995
                                                                                  -----------    ----------
Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 2,057,789    $      --
Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .         7,608,765     3,429,083
Furniture and office equipment  . . . . . . . . . . . . . . . . . . . . . .           297,310       119,000
Computer software . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           185,926       125,656
Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . .           380,396       196,117
Automobile  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            12,105           --
                                                                                  -----------    ----------

  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,542,291     3,869,856
Less accumulated depreciation and amortization  . . . . . . . . . . . . . .        (1,947,306)     (904,480)
                                                                                  -----------     ---------
Balance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 8,594,985    $2,965,376
                                                                                  ===========    ==========

NOTE 4. DEBT

   Debt consists of the following:

                                                                                       AMOUNT OUTSTANDING
                                                                                    ------------------------
                                                                        FACILITY    AUGUST 31,     AUGUST 31,
                                                                         AMOUNT        1996           1995
                                                                      ----------    ----------     ---------
DUE TO BANKS:
Lines of Credit in the United States; interest
  at prime rate plus 1/2%.
  Linographics  . . . . . . . . . . . . . . . . . . . . . . . . . .   $  850,000           --      $ 160,317
  Linographics Delaware . . . . . . . . . . . . . . . . . . . . . .      150,000       103,000           --
  Cardinal  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      750,000       450,000           --
Credit facilities in the United Kingdom;
  interest at the bank's overdraft rate
  plus 3%; facility amount is approximately pounds Sterling 763,000    1,190,000     1,188,973       656,000
                                                                                    ----------     ---------
                                                                                    $1,741,973     $ 816,317
                                                                                    ==========     =========

TERM LOANS:
Five year term loans in the United States, interest
   at prime rate plus 1/2% or at a fixed rate
  (determined at the time of borrowing)
  Linographics  . . . . . . . . . . . . . . . . . . . . . . . . . .      150,000           --            --
  Linographics Delaware, matures March 11, 2001;  . . . . . . . . .      150,000       141,665           --
  monthly installments of $2,500 plus interest
Term loan for Cardinal, matures September 1, 1997;
  monthly interest only at prime  . . . . . . . . . . . . . . . . .    1,400,000     1,400,000           --
SBA loan, Unidigital/Cardinal, matures
  December 1, 2014; interest at prime rate plus 2.75%*  . . . . . .                    350,000           --
Installment note due seller of TX Unlimited Inc.
  payable in eight (8) quarterly installments
  of $11,600 including interest at 6%.  . . . . . . . . . . . . . .                     85,000           --
                                                                                    ----------      --------
                                                                                     1,976,665           --
Less current portion  . . . . . . . . . . . . . . . . . . . . . . .                    (77,800)          --
                                                                                    ----------      --------
                                                                                    $1,898,865           --
                                                                                    ==========      ========


*This obligation was assigned to the Company in connection with the Cardinal acquisition.

   The U.S. credit facilities contains tangible net worth and debt service coverage covenants as defined, based on the combined assets of Linographics and Linographics Delaware. The credit facilities are collateralized by all of the assets of Linographics and Unidigital. The lines of credit are renewable annually and require a 30-day period per year during which no amounts may be outstanding for the Linographics Delaware borrowings thereunder.

   The U.K. working capital facilities include a factor arrangement relative to accounts receivable with the bank under a recourse agreement.

   Maturities of term loan principal are as follows:


YEAR ENDING              LINOGRAPHICS                          TX INSTALLED
AUGUST 31,                 DELAWARE          CARDINAL              NOTE           SBA LOAN          TOTAL
---------                  --------          --------              ----           --------          -----
1997  . . . . . . .          $ 30,000               --           $42,500          $  5,300          $77,800
1998  . . . . . . .            30,000         1,400,000           42,500             5,900        1,478,400
1999  . . . . . . .            30,000               --                               6,500           36,500
2000  . . . . . . .            30,000                                                7,300           37,300
2001  . . . . . . .            21,665                                                8,100           29,765
Remainder . . . . .                                                                316,900          316,900
                             --------        ----------          -------          --------       ----------
                             $141,665        $1,400,000          $85,000          $350,000       $1,976,665
                             ========        ==========          =======          ========       ==========


   Subsequent to year end, the Company has renegotiated its credit facility arrangements with its banks in both the United States and the United Kingdom. Each of the credit facility documents contain financial covenants as defined.

   The U.S. lines of credit have been adjusted to the following amounts:
$1,200,000 for Cardinal, $700,000 for Linographics and $450,000 for Linographics Delaware with each facility bearing interest at prime plus 1/2%. The facilities are secured by equipment and accounts receivable.

   The U.K. credit facilities have been replaced with a combined line of credit for up to approximately $1,404,000 (pounds Sterling 900,000) secured against the assets of Elements and Regent with a guarantee from Unidigital of pounds Sterling 500,000. The new facility bears interest at 2.25% over the bank's base rate for borrowings up to pounds Sterling 600,000 and bears interest at 2.75% for borrowings in excess of such amount.

NOTE 5. OBLIGATIONS UNDER CAPITAL LEASES

   The Company leases certain production equipment and a vehicle which have been classified as capital leases. Accordingly, at August 31, 1996 the cost of such assets of $4,699,267, has been included in property and equipment and the principal portion of the remaining lease payments is reflected as a liability on the balance sheet. At August 31, 1995, equipment held under capital lease obligations was $2,253,853.

   Future minimum payments under these leases are as follows:

                                                                                          AUGUST 31,
                                                                                             1996
                                                                                          ----------
       Year ending:
         1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,798,371
         1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,105,029
         1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        712,353
         2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        440,644
         2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         49,800
                                                                                          ----------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,106,197
       Less amount representing interest  . . . . . . . . . . . . . . . . . . . . . .        656,088
                                                                                          ----------
       Present value of minimum lease payments  . . . . . . . . . . . . . . . . . . .      3,450,109
       Less current maturities  . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,476,076
                                                                                          ----------
       Noncurrent portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,974,033
                                                                                          ==========


NOTE 6. LOANS AND NOTES PAYABLE TO STOCKHOLDERS

   Loans payable to the stockholders, consisting of two loans aggregating $361,039, are due on March 1, 1997, and bear interest at 7.5% and 8% per annum.

NOTE 7. STOCKHOLDERS' EQUITY

Common Stock

   The Company has authorized 10,000,000 shares of Common Stock, $.01 par value, of which 3,189,216 shares were issued and outstanding at August 31, 1996. The Company has reserved for issuance i) 300,000 shares of Common Stock upon exercise of options granted or to be granted under its Stock Option Plans and ii) 80,000 shares of Common Stock upon exercise of warrants issued to Burnham Securities Inc., the managing underwriter of the Company's IPO. The underwriter's warrants are exercisable at a price of $7.20 per share for a period of four years commencing February 1, 1997.

   Pursuant to the 1995 Long Term Stock Investment Plan, (the "Plan") the Company may grant to eligible employees incentive stock options, as defined in the Internal Revenue Code of 1986, as amended. A maximum of 300,000 shares of Common Stock has been reserved for issuance under the Plan. The Company has granted options to purchase 103,000 shares of Common Stock, at exercise prices ranging from $5.50 to $6.75 per share (fair market value of the Common Stock at the time of grant) as of August 31, 1996.

   In connection with the acquisition of Elements, a former selling shareholder was issued an option, which expires in February 2002, to purchase 50,000 shares of Unidigital stock at $6.00 per share.

   In December 1995, Linographics made loans in an aggregate amount of $750,000 to its two principal stockholder/officers which were funded primarily by borrowings under its credit facilities. These loans were subsequently repaid prior to the effective date of the Offering upon the declaration and payment of $750,000 of dividends. In January 1996, Linographics declared a dividend of $109,000, paid in the form of notes. The $859,000 total of these dividends, plus dividends of $389,000 paid in November 1995 in the form of notes, represents Linographics' accumulated Subchapter S earnings from inception to November 30, 1995.

Preferred Stock

   The Company has authorized 5,000,000 shares of Preferred Stock, $.01 par value, which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board of Directors may determine without further action by the Company's stockholders. There were no shares of Preferred Stock issued or approved for issuance as of August 31, 1996.

NOTE 8. INCOME TAXES

   The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns.

   The following comprises income tax expense on the statements of operations:

                                                                            YEAR ENDED    YEAR ENDED
                                                                            AUGUST 31,    AUGUST 31,
                                                                               1996          1995
                                                                            ----------    ----------
       U.S. income taxes:
         Current  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  437,089    $   43,000
         Deferred . . . . . . . . . . . . . . . . . . . . . . . . . . .        357,575        28,000
                                                                            ----------    ----------
                                                                               794,664        71,000
                                                                            ----------    ----------

       United Kingdom income taxes:
         Current  . . . . . . . . . . . . . . . . . . . . . . . . . . .        211,642       222,000
         Deferred . . . . . . . . . . . . . . . . . . . . . . . . . . .         58,021        63,000
                                                                            ----------    ----------
                                                                               269,663       285,000
                                                                            ----------    ----------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,064,327    $  356,000
                                                                            ==========    ==========

   The following reconciles income tax expense, computed at the statutory United States Federal corporate rate, to income tax expense on the statements of operations.

                                                                            YEAR ENDED    YEAR ENDED
                                                                            AUGUST 31,     AUGUST 31,
                                                                               1996          1995
                                                                            ----------    ----------
       Income taxes at United States Federal statutory rate . . . . . .     $  644,051    $  510,000
       State and local income taxes . . . . . . . . . . . . . . . . . .        148,814        71,000
       Non-deductible goodwill expense and difference between
         United States and United Kingdom tax rates and other . . . . .         16,462         9,000
       Effect of Subchapter S status  . . . . . . . . . . . . . . . . .       (112,000)     (234,000)
       Effect of termination of Subchapter S election . . . . . . . . .        367,000           --
                                                                            ----------    ----------
           Total per statements of operations . . . . . . . . . . . . .     $1,064,327    $  356,000
                                                                            ==========    ==========

   The liability for deferred income taxes is based on U.S. and United Kingdom income tax rates applied to temporary differences in the recognition of income and expenses for income tax and financial accounting purposes as follows:

                                                                            YEAR ENDED    YEAR ENDED
                                                                            AUGUST 31,    AUGUST 31,
                                                                               1996          1995
                                                                            ----------    ----------
       Deferred tax liabilities:
         Use of cash basis for United States income tax purposes  . . .     $  316,047    $   74,000
         Difference in depreciation methods . . . . . . . . . . . . . .        260,573        39,000
                                                                            ----------    ----------
           Total deferred tax liability . . . . . . . . . . . . . . . .        576,620       113,000
       Less deferred tax asset:
         Allowance for doubtful accounts  . . . . . . . . . . . . . . .        (60,024)          --
         Pre-acquisition loss carryforwards of Regent . . . . . . . . .            --        (12,000)
                                                                            ---------     ----------
           Net deferred tax liability . . . . . . . . . . . . . . . . .     $  516,596    $  101,000
                                                                            ==========    ==========

   As a result of the Initial Public Offering, Linographics' Subchapter S status was terminated and additional Federal and state deferred income tax liabilities and a charge to operations of approximately $367,000 were recorded on the date of termination.

NOTE 9. COMMITMENTS

   The Company leases their premises under operating lease agreements which expire at various dates through May 2000. Linographics' leases, which expire in June 1997, provide for options to renew for an additional two years.

   The Company also leases certain production equipment under operating leases which expire at various dates through June 2000.

   Aggregate minimum rental payments for premises and equipment under operating leases are as follows:

                                                                TOTAL        PREMISES     EQUIPMENT
                                                                -----        --------     ---------
       Year ending August 31:
         1997 . . . . . . . . . . . . . . . . . . . . . .     $  774,057    $  293,935    $  480,122
         1998 . . . . . . . . . . . . . . . . . . . . . .        430,068       131,479       298,589
         1999 . . . . . . . . . . . . . . . . . . . . . .        398,824       131,479       267,345
         2000 . . . . . . . . . . . . . . . . . . . . . .        393,635       131,479       262,156
         2001 . . . . . . . . . . . . . . . . . . . . . .        387,385       131,479       255,906
                                                              ----------    ----------    ----------
           Total  . . . . . . . . . . . . . . . . . . . .     $2,383,969    $  819,851    $1,564,118
                                                              ==========    ==========    ==========

   Aggregate rental expense for the year ended August 31, 1996 approximated $378,000. Rental expense for the year ended August 31, 1995 approximated $291,000.

   A five year employment agreement effective January 1, 1996 provides for an annual salary of $250,000 with annual increases of not less than the annual increase in the Consumer Price Index ("CPI") for the Company's President.

   An employment agreement with the managing director of Elements provides for an annual salary of pounds Sterling 96,000 ($147,000) to February 28, 1997.

NOTE 10. SEGMENT INFORMATION

   Since September 1, 1994, the Company has conducted operations in both the United States and the United Kingdom. The following summarizes the operations by location for the years ended August 31, 1996 and 1995:

                                                   AUGUST 31, 1996               AUGUST 31, 1995
                                               -----------------------       -----------------------
                                                UNITED         UNITED        UNITED         UNITED
                                                STATES        KINGDOM         STATES       KINGDOM
                                               ---------      ---------     ----------    --------
       Net sales                              $ 5,560,975     $6,098,843    $4,522,622    $4,019,398
                                              ===========     ==========    ==========    ==========
       Income from operations                 $   762,491     $1,226,185    $1,048,345*   $1,051,986
                                              ===========     ==========    ==========    ==========
       Identifiable assets                    $13,333,558     $4,289,768    $2,599,733    $3,950,279
                                              ===========     ==========    ==========    ==========

*Excludes compensation deduction for the Chief Executive Officer.

   The operations conducted by Regent since its acquisition, effective March 1, 1995, are considered to be a separate industry segment. The following summarizes operations by industry segment for the years ended August 31, 1996 and 1995:

                                                    AUGUST 31, 1996              AUGUST 31, 1995
                                               -------------------------    ------------------------
                                                DIGITAL        DOCUMENT      DIGITAL       DOCUMENT
                                              IMAGING AND    CREATION AND  IMAGING AND   CREATION AND
                                                PREPRESS      SHORT-RUN      PREPRESS     SHORT-RUN
                                                SERVICE        PRINTING      SERVICE       PRINTING
                                                SEGMENT        SEGMENT       SEGMENT       SEGMENT
                                              -----------    ----------    ----------     ----------
       Net sales  . . . . . . . . .           $ 9,386,162     $2,273,656   $ 7,768,251    $  773,769
                                              ===========     ==========   ===========    ==========
       Income from operations . . .           $ 1,851,660     $  137,016   $ 2,010,975*   $   89,356
                                              ===========     ==========   ===========    ==========
       Identifiable assets  . . . .           $15,013,746     $2,609,580   $ 4,781,289    $1,768,623
                                              ===========     ==========   ===========    ==========


*Excludes compensation deduction for the Chief Executive Officer.

NOTE 11. EMPLOYEE BENEFIT PLAN

   The Company adopted a 401(k) Plan effective January 1, 1996, in which most of the Company's U.S. employees are eligible to participate. Although the Plan provides for discretionary employer contributions, there were none for the year ended August 31, 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On August 28, 1996, Unidigital selected Ernst & Young LLP to act as independent accountants for the Company and informed the prior auditors, Cornick, Garber & Sandler, LLP, the Company's independent accountants since October 1995, of its decision. In connection with its audits for each of the two years in the period ended August 31, 1995 and thereafter, there were no disagreements with the prior auditors on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. The prior auditors' report on the Company's financial statements for each of the two years in the period ended August 31, 1995 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Board of Directors of the Company. The prior auditors have furnished the Company with a letter addressed to the Securities and Exchange Commission stating their agreement with the above statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 10. EXECUTIVE COMPENSATION

   The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated by reference to such proxy statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits:

EXHIBIT NO.   DESCRIPTION OF EXHIBIT

**3.1         Certificate of Incorporation. Incorporated by reference to
              Exhibit 3.1 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656);

**3.2         By-Laws. Incorporated by reference to Exhibit 3.2 the
              Company's Registration Statement which became effective
              February 1, 1996 (File number 33-99656);

**3.3         Certificate of Amendment of Certificate of Incorporation.
              Incorporated by reference to Exhibit 3.3 to the Company's
              Registration Statement which became effective February 1, 1996
              (File number 33-99656);

**4.2         Form of Representative's Warrant Agreement including form of
              Representative's Warrant, between the Registrant and the Representative. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement which became effective
              February 1, 1996 (File number 33-99656);

**9.1         Voting Trust Agreement dated as of November 3, 1995 between
              William E. Dye and Jeffrey W. Leiderman. Incorporated by reference to Exhibit 9.1 to the Company's Registration
              Statement which became effective February 1, 1996 (File number
              33-99656);

+**10.1       Employment Agreement dated as of November 2, 1995 between
              William E. Dye and the Registrant. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656);

+**10.2       Employment Agreement dated as of November 2, 1995 between
              Stephen J. McErlain and the Registrant. Incorporated by reference to Exhibit 10.2 to the Company's Registration
              Statement which became effective February 1, 1996 (File number
              33-99656);

+**10.3       Employment Agreement dated March 1, 1995 between Anthony
              Manser and Elements. Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement which became effective
              February 1, 1996 (File number 33-99656);

**10.4        Lease Agreement dated May 1993 between Dezer Properties and
              Linographics Corporation for Suite 901. Incorporated by reference to Exhibit 10.4 to the Company's Registration
              Statement which became effective February 1, 1996 (File number
              33-99656);

**10.5        Lease Agreement dated June 1992 between Dezer Properties and
              Linographics Corporation for Suite 902. Incorporated by reference to Exhibit 10.5 to the Company's Registration
              Statement which became effective February 1, 1996 (File number
              33-99656);

**10.6 Lease Agreement dated February 1993 between Dezer Properties and Linographics Corporation for Suite 904. Incorporated by reference to Exhibit 10.6 to the Company's Registration
              Statement which became effective February 1, 1996 (File number
              33-99656);

**10.7        Lease Agreement dated March 1994 between Dezer Properties and
              Linographics Corporation for Suite 1004. Incorporated by reference to Exhibit 10.7 to the Company's Registration
              Statement which became effective February 1, 1996 (File number
              33-99656);

**10.8        Lease Agreement dated August 1995 between Dezer Properties and
              Linographics Corporation for Suite 504. Incorporated by reference to Exhibit 10.8 to the Company's Registration
              Statement which became effective February 1, 1996 (File number
              33-99656);

**10.9        Lease Agreement dated as of April 20, 1995 between The Stock
              Exchange (Holdings) Limited and Lyledale Limited for 69 Wilson
              Street. Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement which became effective
              February 1, 1996 (File number 33-99656);

**10.10       Lease Agreement dated as of December 25, 1994 between Collin
              Estates Limited and Lyledale Limited for 48 Margaret Street.
              Incorporated by reference to Exhibit 10.10 to the Company's
              Registration Statement which became effective February 1, 1996
              (File number 33-99656);

**10.11       1995 Unidigital Inc. Long-Term Stock Investment Plan.
              Incorporated by reference to Exhibit 10.11 to the Company's
              Registration Statement which became effective February 1, 1996
              (File number 33-99656);

**10.12       1995 Directors Stock Option Plan. Incorporated by reference to
              Exhibit 10.12 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656);

**10.13       Asset Purchase Agreement dated November 22, 1995 between
              Linographics Corporation and TX Unlimited, Inc. Incorporated by reference to Exhibit 10.13 to the Company's Registration
              Statement which became effective February 1, 1996 (File number
              33-99656);

**10.14       Stock Purchase Agreement dated as of August 9, 1995 among
              Jeffrey W. Leiderman, William E. Dye and Stephen J. McErlain.
              Incorporated by reference to Exhibit 10.14 to the Company's
              Registration Statement which became effective February 1, 1996
              (File number 33-99656);

**10.15       Share Purchase Agreement By Way of Deed dated as of August 9,
              1995 among Jeffrey W. Leiderman, William E. Dye, Stephen J.
              McErlain and Anthony Manser. Incorporated by reference to
              Exhibit 10.15 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656);

**10.16 Asset Purchase Agreement dated as of August 2, 1996 by and among Unidigital Inc., Unidigital/Cardinal Corporation,
              Cardinal Communications Group Inc., C-Max. Incorporated by reference to the Company's Form 8-K dated August 19, 1996;

*10.17        Separation Agreement between Unidigital Inc. and Stephen
              McErlain dated July 15, 1996;

*10.18        Line of credit and term loans between Unidigital/Cardinal
              Corporation and Chase Manhattan Bank;

*10.19        Line of Credit between Linographics Corporation and Chase
              Manhattan Bank;

*10.20        Line of Credit between Linographics (Delaware) Corporation and
              Chase Manhattan Bank;

*10.21        Term loan between Linographics (Delaware) Corporation and
              Chase Manhattan Bank;

*10.22        Credit facilities between Elements and Regent and Lloyds Bank;

**16.0 Letter re: Change in Certifying Accountants. Incorporated by reference to the Company's Form 8-K dated September 4, 1996;

*21.1         Subsidiaries.

----------------------
* Filed herewith.

** Previously filed.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6(a) of Regulation S-B.

(b)      Reports filed on Form 8-K

          -- On August 19, 1996 the Company filed a Form 8-K describing the acquisition of specific assets and assumption of certain liabilities related to Cardinal Communications Group, Inc. and C-Max Graphics. On October 15, 1996, the Company filed a Form 8-K/A containing the required financial statements and pro forma information

          -- On September 4, 1996 the Company filed a Form 8-K announcing the change in its certifying accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       UNIDIGITAL INC.


Dated: November 22, 1996               By:  /s/ WILLIAM E. DYE
                                           -------------------------------
                                           Name: William E. Dye
                                           Title: President, Chief Executive
                                           Officer and Chairman of the Board
                                           of Directors




   In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                       Date
---------                                  -----                                       ----
/s/ WILLIAM E. DYE                         President, Chief Executive Officer and      November 22, 1996
------------------------                   Chairman of the Board of Directors
William E. Dye                             (principal executive officer)


/s/ ANTHONY MANSER                         Vice President, Director                    November 22, 1996
------------------------
Anthony Manser


/s/  KEVIN H. RICH                         Vice President and Chief Financial          November 22, 1996
------------------------                   Officer (principal financial and
Kevin H. Rich                              accounting officer)


/s/  PETER SAAD                            Senior Vice President and Chief             November 22, 1996
------------------------                   Operating Officer, Director
Peter Saad


/s/  HARVEY SILVERMAN                      Director                                    November 22, 1996
------------------------
Harvey Silverman


/s/  DAVID WACHSMAN                        Director                                    November 22, 1996
------------------------
David Wachsman

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                            PAGE
                                                                                                                            ----
PREDECESSOR COMPANIES PRIOR TO THE FORMATION:
  Linographics Corporation and Affiliates:

     Independent Auditors' Reports  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

     Combined Balance Sheets as at August 31, 1995 and November 30, 1995
       (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

     Combined Statements of Operations for the Years Ended August 31, 1995
       and August 31, 1994 and for the Three Month Periods Ended November 30, 1995
       and 1994 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

     Combined Statements of Stockholders' Equity for the Years Ended August 31, 1995
       and August 31, 1994 and for the Three Month Period Ended November 30, 1995
       (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6

     Combined Statements of Cash Flows for the Years Ended August 31, 1995
       and August 31, 1994 and for the Three Month Periods Ended November 30, 1995
       and 1994 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

     Notes to Combined Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-8

     Unaudited Pro Forma Statement of Operations for the Year Ended
       August 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-17

UNIDIGITAL INC.:

     Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-18
     Balance Sheet as at October 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-19
     Notes to Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-20

UNITED KINGDOM OPERATIONS PRIOR TO ACQUISITION:
  Lyledale Limited (Trading as "Elements"):

     Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-21
     Statements of Operations for the Years Ended January 31, 1995 and January 31,
       1994 (Audited) and for the One Month Ended February 28, 1995 (Unaudited) . . . . . . . . . . . . . . . . . . . . .   F-22

     Statements of Cash Flows for the Years Ended January 31, 1995 and January 31,
       1994 (Audited) and for the One Month Ended February 28, 1995 (Unaudited) . . . . . . . . . . . . . . . . . . . . .   F-23

     Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-24

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Linographics Corporation

   We have audited the accompanying combined balance sheet of Linographics Corporation and Affiliates as at August 31, 1995 and the related combined statements of operations, stockholders' equity and cash flows for each of the two years in the period ended August 31, 1995. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of a United Kingdom affiliate and its subsidiary included in the combined totals for 1995, which statements constitute approximately 60% of combined assets at August 31, 1995 and 47% of combined revenues for the year then ended. Those statements were audited by other auditors, whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for such statements, is based solely on the report of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, based on our audit and the report of the other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Linographics Corporation and Affiliates as at August 31, 1995, and their combined results of operations and cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

                                                  CORNICK, GARBER & SANDLER, LLP
                                                  CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
November 2, 1995
With respect to Note M
January 10, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Elements (UK) Limited

   We have audited the consolidated balance sheet of Elements (UK) Limited and subsidiary as at August 31, 1995 and the related consolidated statements of profit and loss and cash flow and changes in shareholders' equity for the year ended August 31, 1995, all of which are not separately included herein. These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards in the United States of America and the United Kingdom. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elements (UK) Limited and subsidiary as at August 31, 1995, and the consolidated results of their operations, cash flows and changes in shareholders' equity for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

                                                      BLICK ROTHENBERG
                                                      CHARTERED ACCOUNTANTS
                                                      REGISTERED AUDITOR
London, England
October 31, 1995

                    LINOGRAPHICS CORPORATION AND AFFILIATES
                 COMBINED BALANCE SHEETS AS AT AUGUST 31, 1995
                       AND NOVEMBER 30, 1995 (UNAUDITED)
                                     ASSETS



                                                                                       NOVEMBER 30, 1995
                                                                    AUGUST 31,    -------------------------
                                                                       1995        HISTORICAL     PRO FORMA
                                                                   ------------   ------------    ---------

                                                                                        (UNAUDITED)
Current assets:
  Cash and money market mutual funds  . . . . . . . . . . . . .      $  186,802    $  268,328    $  208,328
  Accounts receivable (less allowance for doubtful
   accounts of $109,700 and $114,000 at August 31, 1995
   and November 30, 1995, respectively) (Note E)  . . . . . . .       2,334,275     2,706,977     2,706,977
  Prepaid expenses and other current assets . . . . . . . . . .         266,115       400,871       400,871
                                                                     ----------    ----------    ----------
     Total current assets . . . . . . . . . . . . . . . . . . .       2,787,192     3,376,176     3,316,176
Property and equipment -- net (Notes A and D) . . . . . . . . .       2,965,376     2,895,937     2,895,937
Goodwill (Note C) . . . . . . . . . . . . . . . . . . . . . . .         776,539       753,470       753,470
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .          20,905        40,635        40,635
                                                                     ----------    ----------    ----------
     TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . .      $6,550,012    $7,066,218    $7,006,218
                                                                     ==========    ==========    ==========

                                                                   LIABILITIES

Due to banks (Note E) . . . . . . . . . . . . . . . . . . . . .      $  816,317    $  980,124    $1,670,124
Current portion of capital lease obligations (Note F) . . . . .         644,299       573,198       573,198
Current portion of payments for acquisition of business
 and cancellation of options (Note C) . . . . . . . . . . . . .         139,545       237,538       237,538
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .         461,533       559,299       559,299
Accrued expenses (Notes A and M)  . . . . . . . . . . . . . . .         331,403       444,397       444,397
Income taxes payable (Note H) . . . . . . . . . . . . . . . . .         310,675       349,631       349,631
Deferred income taxes (Note H)  . . . . . . . . . . . . . . .            62,000        72,000        95,000
                                                                     ----------    ----------    ----------
     Total current liabilities  . . . . . . . . . . . . . . . .       2,765,772     3,216,187     3,929,187
Loans and notes payable to stockholders (Notes G and M) . . . .         190,172       578,998       687,998
Noncurrent portion of capital lease obligations (Note F)  . . .         810,888       730,390       730,390
Noncurrent portion of payments due for acquisition of
  business and cancellation of options (Note C) . . . . . . . .         139,545       153,250       153,250
Deferred income taxes (Note H)  . . . . . . . . . . . . . . . .          39,000        41,000       456,000
                                                                     ----------    ----------    ----------
     Total liabilities  . . . . . . . . . . . . . . . . . . . .       3,945,377     4,719,825     5,956,825
                                                                     ----------    ----------    ----------

Commitments (Note I)
                                                              STOCKHOLDERS' EQUITY
                                                              (NOTES A, C, J AND M)

Common stock  . . . . . . . . . . . . . . . . . . . . . . . . .           3,015         3,015        20,000
Additional paid-in capital  . . . . . . . . . . . . . . . . . .         162,803
Retained earnings . . . . . . . . . . . . . . . . . . . . . . .       2,450,834     2,379,055     1,065,070
Cumulative foreign translation adjustment . . . . . . . . . . .         (12,017)      (35,677)      (35,677)
                                                                      ---------     ---------     ---------
     Total stockholders' equity . . . . . . . . . . . . . . . .       2,604,635     2,346,393     1,049,393
                                                                     ----------    ----------    ----------
     TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . .      $6,550,012    $7,066,218    $7,006,218
                                                                     ==========    ==========    ==========



           The notes to financial statements are made a part hereof.

                    LINOGRAPHICS CORPORATION AND AFFILIATES
                       COMBINED STATEMENTS OF OPERATIONS


                                                                                        THREE MONTHS
                                                   FISCAL YEARS ENDED AUGUST 31,     ENDED NOVEMBER 30,
                                                   -----------------------------  ------------------------
                                                         1995          1994          1995         1994
                                                      ----------    ----------    ----------    ----------
                                                                                        (UNAUDITED)
Net sales . . . . . . . . . . . . . . . . . . . .     $8,542,020    $4,110,997    $2,717,822    $1,910,392
                                                      ----------    ----------    ----------    ----------

Cost of sales . . . . . . . . . . . . . . . . . .      3,900,703     1,739,882     1,188,485       830,511
Selling, general and administrative expenses
 (not including principal stockholder/officers'
 compensation)  . . . . . . . . . . . . . . . . .      2,227,524       842,720       761,694       488,562
Principal stockholder/officers' compensation  . .        719,125       844,615       155,000       191,538
                                                      ----------    ----------    ----------    ----------
     Total operating expenses . . . . . . . . . .      6,847,352     3,427,217     2,105,179     1,510,611
                                                      ----------    ----------    ----------    ----------
     Income from operations (Note K)  . . . . . .      1,694,668       683,780       612,643       399,781
Interest expense  . . . . . . . . . . . . . . . .        194,995        35,800        60,884        43,976
                                                      ----------    ----------    ----------    ----------
Income before income taxes  . . . . . . . . . . .      1,499,673       647,980       551,759       355,805
Income taxes (Note H) . . . . . . . . . . . . . .        356,000        62,000       116,000        98,000
                                                      ----------    ----------    ----------    ----------
NET INCOME  . . . . . . . . . . . . . . . . . . .     $1,143,673    $  585,980    $  435,759    $  257,805
                                                      ==========    ==========    ==========    ==========
Pro forma income data (unaudited):
  Historical income before income taxes . . . . .     $1,499,673                  $  551,759
  Pro forma adjustment for principal
   stockholder/officers' compensation (Notes
   B and I) . . . . . . . . . . . . . . . . . . .        319,125                      55,000
                                                      ----------                  ----------
  Pro forma income before income taxes  . . . . .      1,818,798                     606,759
  Pro forma income taxes (Note B) . . . . . . . .        741,000                     262,000
                                                      ----------                  ----------
  Pro forma net income  . . . . . . . . . . . . .     $1,077,798                  $  344,759
                                                      ==========                  ==========
  Pro forma net income per common share . . . . .     $      .54                  $     .17
                                                      ==========                  =========
  Pro forma common shares outstanding
   (Note B) . . . . . . . . . . . . . . . . . . .      2,000,000                   2,000,000
                                                      ==========                  ==========


           The notes to financial statements are made a part hereof.

                    LINOGRAPHICS CORPORATION AND AFFILIATES
                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED AUGUST 31, 1994 AND 1995
            AND THE THREE MONTHS ENDED NOVEMBER 30, 1995 (UNAUDITED)
                             (NOTES A, C, J AND M)


                                                                                                    CUMULATIVE
                                                                     ADDITIONAL                      FOREIGN
                                                            COMMON     PAID-IN       RETAINED      TRANSLATION
                                                             STOCK     CAPITAL       EARNINGS       ADJUSTMENT
                                                            ------     -------       --------       ----------
Balance at September 1, 1993  . . . . . . . . . . . . .     $3,000                  $  721,181
Net income  . . . . . . . . . . . . . . . . . . . . . .                                585,980
                                                            ------                  ----------
Balance at August 31, 1994  . . . . . . . . . . . . . .      3,000                   1,307,161
Net income  . . . . . . . . . . . . . . . . . . . . . .                              1,143,673
Issuance of shares in connection with acquisition of
 United Kingdom operations  . . . . . . . . . . . . . .         15      $162,803
Difference arising from translation of foreign
 financial statements . . . . . . . . . . . . . . . . .                                           $ (12,017)
                                                            ------      --------    ----------    ----------
BALANCE AT AUGUST 31, 1995  . . . . . . . . . . . . . .      3,015       162,803     2,450,834      (12,017)
Net income  . . . . . . . . . . . . . . . . . . . . . .                                435,759
Cost of cancellation of options to purchase an
 additional interest in Elements  . . . . . . . . . . .                 (162,803)     (118,538)
Dividends paid  . . . . . . . . . . . . . . . . . . . .                               (389,000)
Difference arising from translation of foreign
   financial statements   . . . . . . . . . . . . . . .                                             (23,660)
                                                            ------      --------    ----------    ----------
BALANCE AT NOVEMBER 30, 1995
 (UNAUDITED)  . . . . . . . . . . . . . . . . . . . . .     $3,015      $     --    $2,379,055    $ (35,677)
                                                            ======      ========    ==========    ==========




           The notes to financial statements are made a part hereof.

                         LINOGRAPHICS CORPORATION AND AFFILIATES
                            COMBINED STATEMENTS OF CASH FLOWS


                                                                    FISCAL YEARS ENDED          THREE MONTHS
                                                                         AUGUST 31,          ENDED NOVEMBER 30,
                                                                 -----------------------  -----------------------
                                                                    1995         1994        1995         1994
                                                                 ----------   ----------  ----------   ----------
                                                                                    (UNAUDITED)
INCREASE (DECREASE) IN CASH AND MONEY
 MARKET MUTUAL FUNDS
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . .      $1,143,673   $  585,980  $  435,759   $  257,805
                                                                 ----------   ----------  ----------   ----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation . . . . . . . . . . . . . . . . . . . . .         500,480      229,221     179,888       94,359
     Amortization of goodwill . . . . . . . . . . . . . . .          34,562                   14,320        3,435
     Provision for deferred income taxes  . . . . . . . . .          91,000       17,000      12,000       (6,000)
     Provision for doubtful accounts  . . . . . . . . . . .          73,000       30,000       4,600       37,500
     Net changes in assets and liabilities (net of effect
      of acquisitions):
       Accounts receivable  . . . . . . . . . . . . . . . .      (1,329,185)    (266,497)   (397,448)    (874,293)
       Prepaid expenses and other current assets  . . . . .        (134,754)     (25,158)   (136,843)     (40,599)
       Other assets . . . . . . . . . . . . . . . . . . . .            (725)      (4,759)    (19,730)        (725)
       Accounts payable and accrued expenses  . . . . . . .          93,239     (133,729)    220,438      498,509
       Income taxes payable . . . . . . . . . . . . . . . .         242,134        2,343      42,372       88,447
                                                                 ----------  -----------   ---------    ---------
         Total adjustments  . . . . . . . . . . . . . . . .        (430,249)    (151,579)    (80,403)    (199,367)
                                                                 ----------  -----------   ---------    ---------
         Net cash provided by operating activities  . . . .         713,424      434,401     355,356       58,438
                                                                 ----------  -----------   ---------    ---------
Cash flows from investing activities:
 Additions to property and equipment  . . . . . . . . . . .        (466,008)    (368,842)    (98,591)    (150,139)
 Acquisitions of United Kingdom operations  . . . . . . . .        (348,591)     (70,769)                (265,860)
                                                                 ----------  -----------   ---------    ---------
         Net cash used for investing activities   . . . . .        (814,599)    (439,611)    (98,591)    (415,999)
                                                                 ----------  -----------   ---------    ---------
Cash flows from financing activities:
  Net proceeds from bank borrowings . . . . . . . . . . . .         505,162       34,507     174,681      121,473
  Payments on capital lease obligations . . . . . . . . . .        (569,084)     (95,731)   (173,442)    (110,463)
  Loans from stockholders . . . . . . . . . . . . . . . . .         190,172                               190,172
  Payments for cancellation of options  . . . . . . . . .                                   (163,968)
                                                                 ----------   ----------  ----------    ---------
         Net cash provided by (used for) financing
          activities  . . . . . . . . . . . . . . . . . . .         126,250      (61,224)   (162,729)     201,182
                                                                 ----------   ----------  ----------    ---------
Effect of foreign exchange rates on cash  . . . . . . . . .          (5,693)                 (12,510)      15,271
                                                                 ----------   ----------  ----------    ---------
NET INCREASE (DECREASE) IN CASH AND
 MONEY MARKET MUTUAL FUNDS  . . . . . . . . . . . . . . . .          19,382      (66,434)     81,526     (141,108)
Cash and money market mutual funds  --
 beginning of period  . . . . . . . . . . . . . . . . . . .         167,420      233,854     186,802      167,420
                                                                 ----------   ----------  ----------    ---------
Cash and money market mutual funds -- end of period . . . .      $  186,802   $  167,420  $  268,328    $  26,312
                                                                 ==========   ==========  ==========    =========

Supplemental disclosures:
  Interest paid . . . . . . . . . . . . . . . . . . . . . .      $  177,297   $   35,800  $   58,584    $  43,976
                                                                 ==========   ==========  ==========    =========

  Income taxes paid . . . . . . . . . . . . . . . . . . . .      $   22,839   $   42,657  $   61,362    $  15,296
                                                                 ==========   ==========  ==========    =========

Noncash transactions:
  Equipment acquired under capital lease obligations  . . .      $1,225,377   $   40,500  $   31,661    $ 229,173
                                                                 ==========   ==========  ==========    =========

  Notes issued for payment of dividends and
   cancellation of stock options  . . . . . . . . . . . . .                               $  670,088
                                                                                          ==========


           The notes to financial statements are made a part hereof.

                    LINOGRAPHICS CORPORATION AND AFFILIATES
                     NOTES TO COMBINED FINANCIAL STATEMENTS
      (INFORMATION PERTAINING TO THE THREE MONTHS ENDED NOVEMBER 30, 1994
         AND FOR THE PERIOD SUBSEQUENT TO AUGUST 31, 1995 IS UNAUDITED)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Basis of Presentation and Principles of Combination:

   The accompanying combined financial statements include the accounts of Linographics Corporation ("Linographics") and of Elements (UK) Limited ("Elements") and its wholly-owned subsidiary, Regent Communications Limited ("Regent"). Linographics, Elements and Regent are collectively referred to herein as the "Companies". Elements is 81% owned by the stockholders of Linographics. All significant intercompany accounts and transactions have been eliminated in combination. The business of Elements was acquired on September 1, 1994 and Regent was acquired on March 1, 1995. The accounts of Elements and Regent are included in the combined financial statements from the dates of their acquisition.

   Prior to the effective date of the proposed initial public offering (the "Offering"), the Companies will have effected a series of transactions (the "Formation") in which the stock of the entities included in these combined financial statements, together with a subsequently formed inactive corporation, owned by the same stockholders, will be held by a newly formed corporation, Unidigital Inc. ("Unidigital"), and the outstanding stock of Unidigital will be held by the stockholders of the Companies. This transaction will be accounted for as a pooling of interests.

   Description of Businesses:

   The Companies operate in two business segments. The digital imaging and pre-press service segment's operations are conducted in both New York City and London, while, at present, the document creation and short-run digital printing segment's operations are conducted by Regent in London.

   Property and Equipment:

   Property and equipment is stated at cost. Depreciation is computed using the straight-line method at rates which are designed to write off the assets over their estimated useful lives. Leasehold improvements are amortized over the terms of the applicable leases or their useful lives, whichever is less.

   Interim Combined Financial Statements:

   The combined financial statements for the three months ended November 30, 1995 and 1994 have been prepared by management and are unaudited. Management believes they contain all adjustments (consisting of normal recurring accruals) necessary to present fairly these financial statements for the periods presented. Interim results are not necessarily indicative of results or cash flows to be expected for a full fiscal year.

   Income Taxes:

   Linographics files its Federal and state income tax returns under the provisions of Subchapter S of the Internal Revenue Code, pursuant to which its taxable income is reportable on the tax returns of its stockholders and the Federal and state incomes taxes thereon are payable by them. Local income taxes are paid by Linographics at the corporate level. Elements and Regent file their income tax returns in the United Kingdom and pay corporate income taxes pursuant to United Kingdom tax regulations. Deferred income taxes are recognized in accordance with Statement of Financial Accounting Standards No.
109. Deferred income taxes result from differences between the financial statement and tax bases of assets and liabilities.

                    LINOGRAPHICS CORPORATION AND AFFILIATES
                     NOTES TO COMBINED FINANCIAL STATEMENTS
      (INFORMATION PERTAINING TO THE THREE MONTHS ENDED NOVEMBER 30, 1994
         AND FOR THE PERIOD SUBSEQUENT TO AUGUST 31, 1995 IS UNAUDITED)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

   Foreign Currency, Translation:

   The financial statements of Elements and Regent are translated into United States dollars using period-end exchange rates (1 pound sterling = $1.55 at August 31, 1995 and $1.53 at November 30, 1995) for balance sheet accounts and average exchange rates (1 pound sterling = $1.58 for the year ended August 31, 1995 and the three months ended November 30, 1994 and 1 pound sterling = $1.56 for the three months ended November 30, 1995) for the statements of operations and cash flows. The translation difference is recorded as a separate component of stockholders' equity.

   Net Income Per Share:

   Because of the combined presentation of the Companies, as described above, net income per share data is not presented because such amounts are not deemed to be meaningful.

NOTE B -- PRO FORMA INFORMATION:

   The pro forma information on the combined statements of operations gives effect to the historical combined results of operations adjusted for (i) the reduced level of salaries to be paid to two principal stockholder/officers (see
Note I) and (ii) the income tax effect of Linographics changing from Sub-chapter S status to Subchapter C status (see Note H), at which time income in the United States will be taxed at an effective rate of 46.5%, as if these had occurred effective September 1, 1994.

   Pro forma net income per common share is based on pro forma net income and the number of common shares to be outstanding after the Formation.

   The pro forma combined balance sheet information as at November 30, 1995 gives effect to (i) the Formation, (ii) $750,000 of loans by Linographics to its two principal stockholder/officers in December 1995, which was primarily funded by bank borrowings, (iii) $859,000 of subsequent dividends by Linographics (representing the distribution of S Corporation earnings through November 30, 1995), of which $109,000 was declared in January 1996 and paid with a note and $750,000 was declared and paid prior to the Offering and applied against the loans receivable from the principal stockholder/officers and (iv) $438,000 of additional deferred income tax liabilities which will result from the termination of Linographics' Subchapter S status at the time of the Formation.

NOTE C -- ACQUISITIONS:

   Effective September 1, 1994, the stockholders of Linographics formed Elements which purchased the assets and digital imaging business of Lyledale Limited ("Lyledale") at a cost of $336,629.

   Effective March 1, 1995, Elements purchased the remaining document creation and short-run printing business of Lyledale and acquired its remaining net assets through the purchase of all of Lyledale's capital stock at a cost of $529,341, which includes a 20% stock interest in Elements valued at $162,803. Lyledale's name was then changed to Regent. These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the operations and cash flows of the digital imaging business are included in the combined financial statements for the three months ended November 30, 1994 and the year ended August 31, 1995, while the operations and cash flows of the document creation and short-run printing business are included in the financial statements for the periods after February 28, 1995. The excess of the cost over the fair market value of the net assets acquired has been recorded as goodwill, which is being amortized to operations over a 15-year period. The unpaid balance of the purchase price at November 30, 1995 is payable in quarterly installments of $46,515 through May 10, 1997.

                    LINOGRAPHICS CORPORATION AND AFFILIATES
                     NOTES TO COMBINED FINANCIAL STATEMENTS
      (INFORMATION PERTAINING TO THE THREE MONTHS ENDED NOVEMBER 30, 1994
         AND FOR THE PERIOD SUBSEQUENT TO AUGUST 31, 1995 IS UNAUDITED)

NOTE C -- ACQUISITIONS: (CONTINUED)

   As part of the purchase of Regent, two of its former stockholders were each granted an option to acquire for pound Sterling 50,000 an additional 6-1/2% share interest in Elements exercisable upon a public flotation of its stock. However, as a result of the proposed Offering and Formation, in November 1995, the options were cancelled in consideration for payments of approximately pound Sterling 180,000 (approximately $281,000), of which pound Sterling 75,000 (approximately $117,000) is due in installments to April 1, 1997.

   The following summarizes, on a pro forma basis, the unaudited results of operations of the Companies as if the foregoing acquisitions had both occurred as of September 1, 1993:


                                                        YEAR ENDED AUGUST 31,    THREE MONTHS ENDED
                                                      ------------------------       NOVEMBER 30,
                                                         1995          1994             1994
                                                      ----------    ----------       ----------
          Net sale  . . . . . . . . . . . . . . .     $9,320,815     $8,000,976      $2,393,638
                                                      ==========     ==========      ==========
          Income before income taxes  . . . . . .     $1,284,583     $1,066,078      $  330,209
                                                      ==========     ==========      ==========
          Net income  . . . . . . . . . . . . . .     $  995,583     $  843,078      $  237,209
                                                      ==========     ==========      ==========

   The foregoing information is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place on September 1, 1993 or future operating results of the combined companies.

   In November 1995, Linographics agreed to purchase for $170,000 and the assumption of certain liabilities, which aggregate approximately $134,000 at December 31, 1995, the operating assets of TX Unlimited, Inc. ("TX"), a San Francisco, California based graphic arts company currently operating under the protection of Chapter 11 of the United States Bankruptcy Code. The purchase contract was subsequently assigned to a newly formed, inactive corporation, owned by the same stockholders as Linographics, which is to be included in the Formation. Consummation of the acquisition is subject to certain conditions, including bankruptcy court approval. The purchase price is payable $85,000 at the closing, with the balance due in eight quarterly installments of $11,600, which include interest at 6% per annum. The assets, liabilities and operations of TX prior to the acquisition were not material in relation to those of the Company.

   At each balance sheet date, the Company intends to review for impairment the unamortized goodwill balance from each of its acquisitions using relevant cash flows and profitability information, estimated future operating results, trends and other available information with respect to each business. If it appears that there has been a change in events or circumstances which indicate that the unamortized balance may not be fully recoverable, an evaluation for impairment will be made using undiscounted estimated future cash flows of the business as the basis for determining whether an impairment has occurred and the difference between the carrying value of the goodwill of the business and the estimated fair value of the related business as the basis for recording a write-down.

                    LINOGRAPHICS CORPORATION AND AFFILIATES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

      (INFORMATION PERTAINING TO THE THREE MONTHS ENDED NOVEMBER 30, 1994
         AND FOR THE PERIOD SUBSEQUENT TO AUGUST 31, 1995 IS UNAUDITED)

NOTE D -- PROPERTY AND EQUIPMENT:

   Property and equipment are summarized as follows:



                                                                  COST
                                                         -----------------------             ESTIMATED
                                                         AUGUST 31,   NOVEMBER 30,          USEFUL LIFE
                                                            1995          1995                (YEARS)
                                                         --------      -------              -----------
         Production equipment   . . . . . . . . . .      $1,175,230     $1,225,637             5 - 7
         Equipment held under capital leases  . . .       2,253,853      2,268,533             5 - 7
         Furniture and office equipment   . . . . .         119,000        145,296             5 - 7
         Computer software  . . . . . . . . . . . .         125,656        130,839               3
         Leasehold improvements   . . . . . . . . .         196,117        206,435         Life of lease
                                                         ----------     ----------
             Total  . . . . . . . . . . . . . . . .       3,869,856      3,976,740
         Less accumulated depreciation and
          amortization  . . . . . . . . . . . . . .         904,480      1,080,803
                                                         ----------     ----------
         Balance  . . . . . . . . . . . . . . . . .      $2,965,376     $2,895,937
                                                         ==========     ==========

NOTE E -- DUE TO BANKS:

   Effective December 21, 1995, Linographics has new combined credit facilities with a New York bank in the aggregate amount of $1,300,000. The facilities consist of $300,000 of five-year term loans (of which $150,000 may be borrowed by Linographics for leasehold improvements and $150,000 may be borrowed for the purchase of equipment and for the operations of TX subsequent to its acquisition) and $1,000,000 of lines of credit (of which up to $850,000 may be borrowed by Linographics for working capital, with advances not to exceed 80% of Linographics' eligible accounts receivable and up to $150,000 may be borrowed for working capital for the operations of TX subsequent to its acquisition). Interest on the term loans is at the bank's prime rate plus 1/2% or at a fixed rate (determined at the time of borrowings), at the borrowers, option. In December 1995, Linographics borrowed $150,000 under the term loans at an interest rate of 9%. Interest on borrowings under the lines of credit is at the bank's prime rate plus 1/2%. At November 30, 1995, Linographics had an outstanding balance of $160,000 under the lines of credit and, in December 1995, borrowed an additional $690,000 at an interest rate of 9%.

   The credit agreement contains tangible net worth and debt service, coverage covenants based on the combined assets of Linographics and its United States affiliates. The credit facilities are collateralized by all of the assets of Linographics and require the corporate guaranty of Unidigital upon consummation of the Offering. The lines of credit are renewable annually each December and require a 30-day period per year during which no amounts may be outstanding for the TX borrowings thereunder.

                    LINOGRAPHICS CORPORATION AND AFFILIATES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

      (INFORMATION PERTAINING TO THE THREE MONTHS ENDED NOVEMBER 30, 1994
         AND FOR THE PERIOD SUBSEQUENT TO AUGUST 31, 1995 IS UNAUDITED)

NOTE E -- DUE TO BANKS: (CONTINUED)

   Elements and Regent have combined overdraft facilities at their bank of pound Sterling 300,000 (approximately $460,000 at November 30, 1995 exchange rates). Interest is payable monthly at the bank's overdraft rate plus 3% (9.75% at August 31 and November 30, 1995). Borrowings under a pound Sterling 250,000 facility are collateralized by the assets of Elements and are payable on demand. At August 31, 1995 and November 30, 1995, loans of approximately $392,000 and $434,000, respectively, were outstanding.

   Regent factors certain of its customer receivables with a bank on a recourse basis, which is treated as a financing transaction for financial accounting purposes. At August 31, 1995, and November 30, 1995, receivables of approximately $426,000 and $575,000, respectively, were held by the bank against advances of approximately $264,000 and $386,000, respectively, paid to Regent.

NOTE F -- OBLIGATIONS UNDER CAPITAL LEASES:

   The Companies lease certain production equipment and a vehicle which have been classified as capital leases. Accordingly, at August 31, 1995, and November 30, 1995 the cost of such assets of $2,253,853 and $2,268,533, respectively, has been included in property and equipment and the principal portion of the remaining lease payments is reflected as a liability on the balance sheet.
   Future minimum payments under these leases are as follows:

                                                                              AUGUST 31,   NOVEMBER 30,
                                                                                 1995          1995
                                                                                 ----          ----
     Year ending:
       1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  825,025    $  757,611
       1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          469,842       399,766
       1998   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          244,391       206,195
       1999   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          144,643       142,962
       2000   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           90,540        67,116
                                                                              ----------    ----------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,774,441     1,573,650
     Less amount representing interest at 8.7% to 20.8% a year  . . . .          319,254       270,062
                                                                              ----------    ----------

     Present value of minimum lease payments  . . . . . . . . . . . . .        1,455,187     1,303,588
     Less current maturities  . . . . . . . . . . . . . . . . . . . . .          644,299       573,198
                                                                              ----------    ----------
     Noncurrent portion . . . . . . . . . . . . . . . . . . . . . . . .       $  810,888    $  730,390
                                                                              ==========    ==========

NOTE G -- LOANS AND NOTES PAYABLE TO STOCKHOLDERS:

    Through November 30, 1995, loans payable to the stockholders aggregating $190,172 by Elements and Regent had no specific due date and were noninterest bearing. In January 1996, these loans were converted to notes payable due on March 1, 1997, which bear interest at 7.5% a year. In November 1995 and January 1996, Linographics declared dividends of $389,000 and $109,000, respectively. The dividends were issued in the form of notes due on March 1, 1997, which bear interest at 7.5% a year.

NOTE H -- INCOME TAXES:

    Linographics has made a Subchapter S election for Federal and state income tax purposes and, accordingly, its taxable earnings have been reportable on the personal income tax returns of its stockholders: local income taxes on these earnings are payable at the corporate level. Income taxes on the earnings of Elements and Regent are payable in accordance with United Kingdom regulations.

                    LINOGRAPHICS CORPORATION AND AFFILIATES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

      (INFORMATION PERTAINING TO THE THREE MONTHS ENDED NOVEMBER 30, 1994
         AND FOR THE PERIOD SUBSEQUENT TO AUGUST 31, 1995 IS UNAUDITED)

NOTE H -- INCOME TAXES:(CONTINUED)

   The following comprises income tax expense on the statements of operations:

                                                                                    THREE MONTHS ENDED
                                                            YEAR ENDED AUGUST 31,      NOVEMBER 30,
                                                            --------------------   -------------------
                                                             1995       1994          1995       1994
     Local income taxes:
       Currently payable  . . . . . . . . . . . . . .      $ 43,000    $45,000     $ 27,000    $21,000
       Deferred . . . . . . . . . . . . . . . . . . .        28,000     17,000       11,000     (6,000)
                                                           --------    -------     --------    -------
                                                             71,000     62,000       38,000     15,000
                                                           --------    -------     --------    -------
     United Kingdom income taxes:
       Currently payable  . . . . . . . . . . . . . .       222,000                  77,000     83,000
       Deferred . . . . . . . . . . . . . . . . . . .        63,000                   1,000
                                                           --------                --------    -------
                                                            285,000                  78,000     83,000
                                                           --------    -------     --------    -------
          Total . . . . . . . . . . . . . . . . . . .      $356,000    $62,000     $116,000    $98,000
                                                           ========    =======     ========    =======


   The following reconciles income tax expense, computed at the statutory United States Federal corporate rate, to income tax expense on the statements of operations.


                                                                                   THREE MONTHS ENDED
                                                     YEAR ENDED AUGUST 31,            NOVEMBER 30,
                                                     --------------------             ------------
                                                        1995         1994          1995          1994
                                                        ----         ----          ----          ----
     Income taxes at United States Federal
       statutory rate . . . . . . . . . . . . .       $510,000      $220,000     $188,000     $121,000
     Local income taxes . . . . . . . . . . . .         71,000        62,000       38,000       15,000
     Nondeductible goodwill expense and
       difference between United States and
       United Kingdom tax rates . . . . . . . .          9,000                      6,000        9,000
     Effect of Subchapter S status  . . . . . .       (234,000)     (220,000)    (116,000)     (47,000)
                                                      --------      --------     --------     --------
       Total per statements of operations . . .       $356,000      $ 62,000     $116,000     $198,000
                                                      ========      ========     ========     ========


   The liability for deferred income taxes is based on local and United Kingdom income tax rates applied to temporary differences in the recognition of income and expenses for income tax and financial accounting purposes as follows:


                                                                                AUGUST 31,  NOVEMBER 30,
                                                                                  1995          1995
                                                                                ----------  ------------
     Deferred tax liabilities:
       Use of cash basis for United States income tax purposes  . . . . .        $ 74,000     $ 84,000
       Difference on depreciation methods . . . . . . . . . . . . . . .            39,000       41,000
                                                                                 --------     --------
          Total deferred tax liability  . . . . . . . . . . . . . . . . .         113,000      125,000
     Less deferred tax asset:
       Pre-acquisition loss carryforwards of Regent . . . . . . . . . .           (12,000)     (12,000)
                                                                                 --------     --------
          Net deferred tax liability  . . . . . . . . . . . . . . . . . .        $101,000     $113,000
                                                                                 ========     ========

                    LINOGRAPHICS CORPORATION AND AFFILIATES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

      (INFORMATION PERTAINING TO THE THREE MONTHS ENDED NOVEMBER 30, 1994
         AND FOR THE PERIOD SUBSEQUENT TO AUGUST 31, 1995 IS UNAUDITED)

NOTE H -- INCOME TAXES:(CONTINUED)

   As a result of the Formation, Linographics' Subchapter S status will be terminated and, based on the above temporary differences at November 30, 1995, it will record additional Federal and state deferred income tax liabilities and a charge to operations of approximately $438,000 on the date of termination.

NOTE I -- COMMITMENTS:

   The Companies have leased their premises under operating lease agreements which expire at various dates through May 2005. Linographics' leases, which expire in June 1997, provide for options to renew for an additional two years.

   The Companies also lease certain production equipment under operating leases which expire at various dates through June 2000.

   Aggregate minimum rental payments for premises and equipment under operating leases are as follows:


                                                                 TOTAL       PREMISES     EQUIPMENT
                                                              ----------    ----------    ---------
         Year ending August 31:
            1996  . . . . . . . . . . . . . . . . . . .       $  435,966    $  308,565     $127,401
            1997  . . . . . . . . . . . . . . . . . . .          370,956       293,757       77,199
            1998  . . . . . . . . . . . . . . . . . . .          142,554       130,428       12,126
            1999  . . . . . . . . . . . . . . . . . . .          136,236       130,428        5,808
            2000  . . . . . . . . . . . . . . . . . . .          134,850       130,428        4,422
         Remaining term of lease                                 554,702       554,702
                                                              ----------    ----------     --------
              Total . . . . . . . . . . . . . . . . . .       $1,775,264    $1,548,308     $226,956
                                                              ==========    ==========     ========

   Rental expense for the years ended August 31, 1995, and 1994 and the three months ended November 30, 1995 and 1994 aggregated approximately $291,000, $228,000, $97,000 and $75,000, respectively.

   An employment agreement with the managing director of Elements provides for an annual salary of pound Sterling 96,000 to February 28, 1997.

   The two principal stockholder/officers of the Companies have entered into employment agreements for terms of five years and two years, respectively, which will become effective January 1, 1996. The agreements provide for aggregate salaries of $400,000 a year and for increases from time to time at the sole discretion of the Board of Directors. However, one agreement provides for annual increases of not less than the annual increase in the Consumer Price Index.

                    LINOGRAPHICS CORPORATION AND AFFILIATES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

      (INFORMATION PERTAINING TO THE THREE MONTHS ENDED NOVEMBER 30, 1994
         AND FOR THE PERIOD SUBSEQUENT TO AUGUST 31, 1995 IS UNAUDITED)

NOTE J -- STOCKHOLDERS' EQUITY:

   The combined common stock and retained earnings at August 31, 1995 and November 30, 1995 are comprised of the following:

                                                                              RETAINED EARNINGS
                                                                    ------------------------------------
                                                                    COMMON    AUGUST 31,     NOVEMBER 30,
                                                                     STOCK       1995            1995
                                                                    ------    ----------     -----------
     Linographics:
       Authorized 200 shares, no par value; issued and
        outstanding 20 shares at stated value . . . . . . .         $3,000    $1,897,251      $1,304,554
     Elements:
       Authorized 1,000 shares, pound Sterling .10 par value
        each at August 31, 1995 and 10,000 shares, pound
        Sterling .01 par value each at November 30, 1995;
        issued and outstanding 100 shares at August 31, 1995;
        and 1,000 shares at November 30, 1995 . . . . . . .             15       553,583         569,001
                                                                    ------    ----------      ----------
          Combined totals . . . . . . . . . . . . . . . . .         $3,015    $2,450,834      $1,873,555
                                                                    ======    ==========      ==========

NOTE K -- SEGMENT INFORMATION:

   Since September 1, 1994, the Companies have conducted their operations in both the United States and the United Kingdom. The following summarizes these operations by location for the year ended August 31, 1995:

                                                                                          UNITED
                                                                        UNITED STATES     KINGDOM
                                                                        -------------   ----------
         Net sales  . . . . . . . . . . . . . . . . . . . . . . . .       $4,522,622    $4,019,396
                                                                          ==========    ==========
         Income from operations (excluding compensation of
          chief executive officer)  . . . . . . . . . . . . . . . .       $1,048,345    $1,051,986
                                                                          ==========    ==========
         Identifiable assets at August 31, 1995 . . . . . . . . . .       $2,599,733    $3,950,279
                                                                          ==========    ==========

   The operations conducted by Regent since its acquisition, effective March 1, 1995, are considered to be a separate industry segment. The following summarizes operations by industry segment for the year ended August 31, 1995:


                                                                            DIGITAL       DOCUMENT
                                                                         IMAGING AND   CREATION AND
                                                                           PREPRESS      SHORT-RUN
                                                                           SERVICE       PRINTING
                                                                           SEGMENT       SEGMENT*
                                                                          ----------    ----------
         Net sales  . . . . . . . . . . . . . . . . . . . . . . . .       $7,768,251    $  773,769
                                                                          ==========    ==========
         Income from operatiions (excluding compensation of
          chief executive officer)  . . . . . . . . . . . . . . . .       $2,010,975    $   89,356
                                                                          ==========    ==========
         Identifiable assets at August 31, 1995 . . . . . . . . . .       $4,781,389    $1,768,623
                                                                          ==========    ==========

         *From March 1, 1995 to August 31, 1995.

                    LINOGRAPHICS CORPORATION AND AFFILIATES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

      (INFORMATION PERTAINING TO THE THREE MONTHS ENDED NOVEMBER 30, 1994
         AND FOR THE PERIOD SUBSEQUENT TO AUGUST 31, 1995 IS UNAUDITED)

NOTE L -- RELATED PARTY TRANSACTION

   During the year ended August 31, 1995 and the three months ended November 30, 1995, fees for financial consulting services of $15,000 and $9,000, respectively, were paid to a company which is owned by an individual who became a stockholder of Linographics in August 1995.

NOTE M -- SUBSEQUENT EVENTS:

   In December 1995, Linographics made loans in an aggregate amount of $750,000 to its two principal stockholder/officers which were funded primarily by borrowings under its credit facilities. These loans were subsequently repaid prior to the effective date of the Offering upon the declaration of $750,000 of dividends. In January 1996, Linographics declared a dividend of $109,000, paid in the form of notes due on March 1, 1997 and bearing interest at 7.5% a year. The $859,000 total of these dividends, plus dividends of $389,000 paid in November 1995, represents Linographics' accumulated Subchapter S earnings from inception to November 30, 1995. The Subchapter S status will be terminated at the time of the Formation (see Notes A and H).

                    LINOGRAPHICS CORPORATION AND AFFILIATES
                  UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED AUGUST 31, 1995

   The following unaudited pro forma statement of operations gives effect to the acquisition of Regent as if such acquisition had occurred on September 1, 1994, rather than March 1, 1995. This statement is presented for illustrative purposes only and, therefore, is not necessarily indicative of the operating results that would have been achieved had the purchase occurred as of the earlier date, nor is it necessarily indicative of the combined operating results which may occur in the future. The historical amount column includes the audited financial statements of the Companies for the year ended August 31, 1995, which are included elsewhere in this Prospectus, and the unaudited financial statements of Regent for the six months prior to its acquisition.


                                                               HISTORICAL AMOUNTS
                                                      ----------------------------------------
                                                                                 REGENT
                                                       LINOGRAPHICS            (SIX MONTHS
                                                        CORPORATION               ENDED            PRO FORMA       ADJUSTED PRO
                                                      AND AFFILIATES        FEBRUARY 28, 1995)    ADJUSTMENTS          FORMA
                                                      --------------        ------------------    -----------      ------------
Net sales . . . . . . . . . . . . . . . . . . .         $8,542,020              $ 778,795            $  --          $9,320,815
                                                        ----------              ---------            -----          ----------

Cost of sales . . . . . . . . . . . . . . . . .          3,900,703                561,400                            4,462,103
Selling, general  . . . . . . . . . . . . . . .                                                       9,471(1)
  and administrative  . . . . . . . . . . . . .                                                      19,334(2)
  expenses  . . . . . . . . . . . . . . . . . .          2,227,524                453,795           (50,115)(3)      2,660,009
                                                        ----------             ----------         ---------         ----------
  Total operating expenses  . . . . . . . . . .          6,128,227              1,015,195           (21,310)         7,122,112
                                                        ----------             ----------         ---------         ----------
  Income (loss) from operations . . . . . . . .          2,413,793               (236,400)           21,310          2,198,703
Interest expense  . . . . . . . . . . . . . . .            194,995                                                     194,995
Income taxes  . . . . . . . . . . . . . . . . .            356,000                (80,000)           13,000(4)         289,000
                                                        ----------             ----------         ---------         ----------

Income (loss) before principal
 stockholder/officers' compensation . . . . . .          1,862,798               (156,400)            8,310          1,714,708
Principal stockholder/officers'
 compensation . . . . . . . . . . . . . . . . .            719,125                                                     719,125
                                                        ----------             ----------          --------         ----------
NET INCOME (LOSS) . . . . . . . . . . . . . . .         $1,143,673             $ (156,400)         $  8,310         $  995,583
                                                        ==========             ==========          ========         ==========


   The pro forma adjustments column is comprised of the following:

(1) To record the elimination of salaries and fees paid to the former stockholders of Regent and record the annual salary to the managing director of Elements, pursuant to his employment agreement.

(2)  To record amortization of goodwill.

(3) To eliminate the loss on sale of the assets of Elements, recorded in September 1994.

(4) To record the income tax effect of the foregoing adjustments based on the applicable currently enacted United Kingdom income tax rates.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Unidigital Inc.

   We have audited the accompanying balance sheet of Unidigital Inc. as at October 31, 1995. This financial statement is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the aforementioned balance sheet presents fairly, in all material respects, the financial position of Unidigital Inc. as at October 31, 1995 in conformity with generally accepted accounting principles.

                                                  CORNICK, GARBER & SANDLER, LLP
                                                  CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
November 3, 1995

                                UNIDIGITAL INC.
                                 BALANCE SHEET
                             AS AT OCTOBER 31, 1995
                                     ASSETS

Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $100
                                                                                                       ----
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $100
                                                                                                       ====

                                           STOCKHOLDERS' EQUITY

Preferred stock -- authorized 5,000,000 shares,
  $.01 par value each; none issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  --
Common stock -- authorized 10,000,000 shares,
  $.01 par value each; issued 10,000 shares . . . . . . . . . . . . . . . . . . . . . . . . . . .       100
                                                                                                       ----
    Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $100
                                                                                                       ====





                   The attached notes are made a part hereof.

                                UNIDIGITAL INC.
                             NOTES TO BALANCE SHEET

NOTE 1 -- ORGANIZATION AND DESCRIPTION OF BUSINESS:

   Unidigital Inc. ("Unidigital") was formed as the successor to Linographics Corporation and Elements (UK) Limited ("Elements") and its wholly-owned subsidiary Regent Communications Limited ("Regent") (collectively the "Predecessor Companies"), and Linographics (Delaware) Corporation
("Linographics Delaware"), a newly-formed inactive corporation, which were under common control.

   In connection with the consummation of an initial public offering contemplated by Unidigital pursuant to a registration statement to be filed with the Securities and Exchange Commission, the stockholders of the Predecessor Companies and Linographics Delaware will contribute all of their stock in these companies to Unidigital in exchange for 1,990,000 shares of the common stock of Unidigital.

   The combined financial statements of the Predecessor Companies are included elsewhere in this Prospectus. Unidigital is not engaged in any other activity.

NOTE 2 -- STOCK OPTIONS:

   Unidigital has adopted the "1995 Unidigital Inc. Long-Term Stock Investment Plan," which provides for the granting of options to officers and employees to purchase shares of common stock until November 2005. The options may be either incentive stock options (as defined in the Internal Revenue Code) or non-qualified options, which may also be granted to nonemployees for services rendered to the Company. In addition, stock appreciation rights, reload options and limited rights may be granted under the plan. The length, vesting schedule, option price and other terms of the options are determined at the time each option is granted. However, the term of incentive stock options may not exceed 10 years and incentive stock option exercise prices may not be less than the fair market value of the stock on the date of grant. Additionally, incentive stock options granted to an officer or employee owning more than 10% of the outstanding common stock may not exceed 5 years and the option price may not be less than 110% of the fair market value of the stock on the date of grant.

   Unidigital has also adopted the "1995 Directors Stock Option Plan," which provides for the granting of non-qualified options to nonemployee directors. The terms of the stock options are determined at the time of each grant. However, the option exercise prices may not be less than the fair market value of the stock on the date of grant.

   The total number of shares of common stock issuable under these plans is limited to 300,000 shares.

   In connection with the acquisition of Elements and its wholly-owned subsidiary in the United Kingdom, two selling stockholders were granted options to acquire, under certain conditions, additional shares of Elements for (pounds Sterling) 50,000 each. As a result of the contemplated initial public offering by Unidigital, the above options were cancelled in consideration for payments of approximately (pounds Sterling) 180,000 by the Predecessor Companies and by the issuance to one of the individuals of an option expiring in February 2002 to purchase 50,000 shares of Unidigital's common stock.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Lyledale Limited (Trading as "Elements")

   We have audited the accompanying statements of operations and cash flows of Lyledale Limited (trading as "Elements") for each of the two years ended January 31, 1995 and January 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards in the United States of America and the United Kingdom. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Lyledale Limited (trading as "Elements") for the two years then ended, in conformity with generally accepted accounting principles.


                                                    BLICK ROTHENBERG
                                                    CHARTERED ACCOUNTANTS
                                                    REGISTERED AUDITOR
London, England
October 31, 1995

                    LYLEDALE LIMITED (TRADING AS "ELEMENTS")
                             STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED JANUARY 31, 1995 AND 1994 (AUDITED)
            AND FOR THE ONE MONTH ENDED FEBRUARY 28, 1995 (UNAUDITED)

                                                                  YEARS ENDED JANUARY 31,       ONE MONTH
                                                                  ------------------------         ENDED
                                                                     1995          1994     FEBRUARY 28, 1995
                                                                  ----------    ----------  -----------------
                                                                                              (UNAUDITED)
                                                                             (pound sterling)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . .        2,028,366     2,190,617         54,186
                                                                  ----------    ----------      ---------
Cost of sales . . . . . . . . . . . . . . . . . . . . . . .        1,155,951     1,155,587         45,932
Selling, general and administrative expenses (Note D) . . .          610,992       780,433        114,682
                                                                  ----------    ----------      ---------
   Total operating expenses . . . . . . . . . . . . . . . .        1,766,963     1,936,020        160,614
                                                                  ----------    ----------      ---------
   Income (loss) from operations  . . . . . . . . . . . . .          261,403       254,597       (106,428)
Interest expense  . . . . . . . . . . . . . . . . . . . . .          115,339       130,739
Income taxes (Notes A and C)  . . . . . . . . . . . . . . .           58,772        19,539         27,546
                                                                  ----------    ----------      ---------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . .           87,232       104,319       (133,974)
                                                                  ==========    ==========      ==========




           The notes to financial statements are made a part hereof.

                    LYLEDALE LIMITED (TRADING AS "ELEMENTS")
                            STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED JANUARY 31, 1995 AND 1994 (AUDITED) AND FOR THE ONE MONTH ENDED FEBRUARY 28, 1995 (UNAUDITED)


                                                                  YEARS ENDED JANUARY 31,       ONE MONTH
                                                                  ------------------------        ENDED
                                                                      1995         1994     FEBRUARY 28, 1995
                                                                  ----------     ---------  -----------------
                                                                                               (UNAUDITED)
                                                                              (pound sterling)
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
 Net income (loss)  . . . . . . . . . . . . . . . . . . . . .         87,232       104,319       (133,974)
                                                                  ----------     ---------      ---------
 Adjustments to reconcile results of operations to net cash
  provided by operating activities
   Depreciation and amortization  . . . . . . . . . . . . . .        143,185       155,105          4,114
   Loss on disposal of property and equipment . . . . . . . .         29,026                        2,595
   Provision for deferred income taxes  . . . . . . . . . . .                                      27,546
   Net changes in assets and liabilities (net of effect of
    acquisition):
     Accounts receivable  . . . . . . . . . . . . . . . . . .        355,475      (163,693)        36,920
     Prepaid expenses and other current assets  . . . . . . .         74,510        (6,099)        13,610
     Accounts payable and accrued expenses  . . . . . . . . .       (484,124)       98,669         91,699
     Income taxes payable . . . . . . . . . . . . . . . . . .         58,772        19,539
                                                                   ---------     ---------      ---------
      Total adjustments . . . . . . . . . . . . . . . . . . .        176,844       103,521        176,484
                                                                   ---------     ---------      ---------
      Net cash provided by operating activities . . . . . . .        264,076       207,840         42,510
                                                                   ---------     ---------      ---------
Cash flows from investing activities:
 Additions to property and equipment  . . . . . . . . . . . .       (141,815)      (86,076)        (8,792)
 Acquisition of business  . . . . . . . . . . . . . . . . . .                      (28,447)
 Proceeds on sale of property and equipment . . . . . . . . .        132,814         1,725         10,000
                                                                   ---------     ---------      ---------
      Net cash provided by (used for) investing activities            (9,001)     (112,798)         1,208
                                                                   ---------     ---------      ---------
Cash flows from financing activities:
  Net bank borrowings (repayments)  . . . . . . . . . . . . .        (83,737)       67,426        (38,163)
  Payments on capital lease obligations . . . . . . . . . . .        (79,478)     (162,177)        (5,956)
  Proceeds from issuance of shares of stock . . . . . . . . .                           20
  Dividends paid to stockholders  . . . . . . . . . . . . . .        (92,000)
                                                                   ---------     ---------      ---------
      Net cash used for financing activities  . . . . . . . .       (255,215)      (94,731)       (44,119)
                                                                   ---------     ---------      ---------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . .           (140)          311           (401)
Cash -- beginning of period . . . . . . . . . . . . . . . . .            541           230            401
                                                                   ---------     ---------      ---------
Cash -- end of period . . . . . . . . . . . . . . . . . . . .            401           541            -0-
                                                                   =========     =========      =========

Supplemental disclosures:
  Interest paid . . . . . . . . . . . . . . . . . . . . . . .         59,813        80,718
                                                                   =========     =========

  Income taxes paid . . . . . . . . . . . . . . . . . . . . .         42,539
                                                                   =========

Equipment acquired under capital lease obligations  . . . . .         96,449        96,200
                                                                   =========     =========




           The notes to financial statements are made a part hereof.

                    LYLEDALE LIMITED (TRADING AS "ELEMENTS")
                         NOTES TO FINANCIAL STATEMENTS

            FOR THE YEARS ENDED JANUARY 31, 1995 AND 1994 (AUDITED) AND FOR THE ONE MONTH ENDED FEBRUARY 28, 1995 (UNAUDITED)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation:

   The financial statements which are stated in pounds sterling have been prepared in conformity with generally accepted accounting principles in the United Kingdom. If generally accepted accounting principles in the United States had been utilized, there would be no material difference in net earnings.

         Description of Business:

   Lyledale's operations consisted of two segments, (i) digital imaging and pre-press service and (ii) document creation and short-run digital printing. Effective September 1, 1994, Lyledale sold the assets and business of its digital imaging and pre-press service segment. As a result, the attached statement of operations for the year ended January 31, 1995 includes the operations of this segment through the date of sale.

         Depreciation and Amortization:

   Depreciation of fixed assets is calculated using the accelerated method at rates which are designed to write off the assets over their estimated useful life.

   Goodwill relating to a business purchased by Lyledale is being amortized over 10 years using the straight-line method.

         Income Taxes:

   Deferred taxation is provided on the liability method on all timing differences which are expected to reverse in the future without being replaced, calculated at the rate at which it is expected that taxation will be payable.

NOTE B -- RENT EXPENSE:

   Rent expense, under operating leases for premises and equipment, included in the attached statements of operations is pound sterling 45,592 and pound sterling 67,073 for the years ended January 31, 1995 and January 31, 1994, respectively, and (pound Sterling) 8,127 for the one month ended February 28, 1995.

NOTE C -- INCOME TAXES:

   The provision for income taxes included in the attached statements of operations is summarized as follows:

                                                              FOR THE YEAR ENDED
                                                                  JANUARY 31,          ONE MONTH
                                                              ------------------         ENDED
                                                               1995       1994     FEBRUARY 28, 1995
                                                              ------     -------   -----------------
                                                                         (pound sterling)
         Currently payable  . . . . . . . . . . . . . . .     58,772      19,539
         Deferred . . . . . . . . . . . . . . . . . . . .                                27,546
                                                              ------     -------         ------
              Totals  . . . . . . . . . . . . . . . . . .     58,772     $19,539         27,546
                                                              ======     =======         ======

NOTE D -- SUBSEQUENT EVENT:

   Effective March 1, 1995, the capital stock of Lyledale was sold. In connection with the sale, severance pay of pound sterling 90,000 was paid to certain stockholders of Lyledale. Such amount is included in selling, general and administrative expenses for the one month ended February 28, 1995.