Form 10QSB
period 1996-11-30
UNIDIGITAL INC
filed 1997-01-14
CIK 1003934

                                   FORM 10-QSB


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


     X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    ---     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996


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
Yes  X   No    .
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares of the Company's $.01 par value Common Stock outstanding as of January 10, 1997 is 3,189,216 shares.

      Transitional Small Business Disclosure Format.  Yes     No  X .
                                                          ---    ---

                                 UNIDIGITAL INC.
                                   FORM 10-QSB


                                      INDEX


10-QSB PART AND ITEM NO.                                      PAGE NO.
------------------------                                      --------

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Consolidated Balance Sheets as of November 30, 1996
(unaudited) and August 31, 1996                                   3

Consolidated Income Statements for the Three Months
Ended November 30, 1996 and 1995 (unaudited)                      4

Consolidated Statements of Cash Flows for the Three
Months Ended November 30, 1996 and 1995 (unaudited)               5

Notes to Consolidated Financial Statements  (unaudited)           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
        OF OPERATION.                                             8


PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.                                       12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                        12


SIGNATURES                                                       13

PART I-FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 UNIDIGITAL INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          NOVEMBER 30,         AUGUST 31,
                                                              1996                1996
                                                              ----                ----
                                                          (unaudited)

ASSETS
Cash and cash equivalents                                  $ 2,953,914        $  4,145,514
Accounts receivable, net of allowance of
  $210,926 and $200,814, respectively                        5,179,609           3,207,857
Prepaid expenses and other current assets                    1,187,171             835,129
                                                           -----------        ------------
Total current assets                                         9,320,694           8,188,500

Property, plant and equipment, net                           9,272,252           8,594,985
Intangible assets, net                                         890,330             797,213
Other assets                                                    47,457              42,628
                                                           -----------        ------------

Total Assets                                               $19,530,733        $ 17,623,326
                                                           ===========        ============

LIABILITIES & STOCKHOLDERS' EQUITY
Due to banks                                               $ 2,626,178        $  1,741,973
Current portion of long term debt                               79,072              77,800
Current portion of capital lease obligations                 1,473,811           1,476,076
Accrued payments for acquisition of
  business and cancellation of options                          50,475             202,930
Accounts payable and accrued expenses                        1,862,842           1,792,973
Income taxes payable                                           387,618             216,366
Loans and notes payable to stockholders                        362,726             361,039
                                                           -----------        ------------
Total current liabilities                                    6,842,722           5,869,157

Non-current portion of long term debt                        1,868,009           1,898,865
Non-current portion of capital lease obligations             2,417,804           1,974,033
Deferred income taxes                                          480,524             516,596
                                                           -----------        ------------
Total liabilities                                           11,609,059          10,258,651

Stockholders' equity:
Preferred stock, par value $.01; 5,000,000 shares
  authorized; none issued & outstanding                             --                  --
Common stock, par value $.01; 10,000,000 shares
  authorized; 3,189,216 shares issued & outstanding             31,892              31,892
Additional-paid-in-capital                                   5,459,841           5,462,153
Retained earnings                                            2,359,072           1,897,252
Cumulative foreign translation adjustment                       70,869             (26,622)
                                                           -----------        ------------
Total stockholders' equity                                   7,921,674           7,364,675
                                                           -----------        ------------

Total Liabilities and Stockholders' Equity                 $19,530,733        $ 17,623,326
                                                           ===========        ============


                       See notes to financial statements.

                                 UNIDIGITAL INC.
                         CONSOLIDATED INCOME STATEMENTS
                     FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                   (UNAUDITED)

                                                       1996                1995*
                                                       ----                -----
REVENUES
--------

Net sales                                           $ 5,227,719         $ 2,717,822
                                                    -----------         -----------

EXPENSES

Cost of sales                                         2,650,103           1,188,485
Selling, general and administrative expenses          1,422,034             761,694
Corporate expenses                                      387,704             155,000
                                                    -----------         -----------
Total operating expenses                              4,459,841           2,105,179
                                                    -----------         -----------

Income from operations                                  767,878             612,643

Interest expense                                       (134,277)            (60,884)
Interest and other income                                40,694                  --
                                                    -----------         -----------

Income before income tax                                674,295             551,759

Provision for income tax                                212,475             116,000 (a)
                                                    -----------         -----------
Net Income                                          $   461,820         $   435,759
                                                    ===========         ===========


Net income per share                                $       .14         $       .22
                                                    ===========         ===========

Weighted average common shares outstanding            3,189,216           2,000,000


                       See notes to financial statements.

                             *Combined Predecessors


(a) U.S. operations taxed as a Subchapter S Corporation, no provision for federal income tax.

                                 UNIDIGITAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                   (UNAUDITED)

                                                                    1996                1995*
                                                                    ----                -----
Operating Activities:
Net income                                                       $   461,820         $ 435,759
                                                                 -----------         ---------
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
  Depreciation and amortization                                      424,466           194,208
  Provision for deferred income taxes                                (39,903)           12,000
  Provision for bad debts                                             10,112             4,600
Changes in assets and liabilities:
  Accounts receivable                                             (1,819,354)         (397,448)
  Prepaid expenses and other current assets                         (321,343)         (136,843)
  Other assets                                                        (4,829)          (19,730)
  Accounts payable and accrued expenses                                3,081           220,438
  Income taxes payable                                               147,454            42,372
                                                                 -----------         ---------
            Total adjustments                                     (1,600,316)          (80,403)
                                                                 -----------         ---------
      Net cash (used in) provided by operating activities         (1,138,496)          355,356
                                                                 -----------         ---------

Investing Activities:
Additions to property and equipment                                 (116,532)          (98,591)
                                                                 -----------         ---------
      Net cash used in investing activities                         (116,532)          (98,591)
                                                                 -----------         ---------
Financing Activities:
Proceeds from due to banks and long-term debt                        783,047           174,681
Payments of due to banks and long-term debt                          (29,584)               --
Payments of capital lease obligations                               (549,510)         (173,442)
Payments of notes for cancellation of options
  and acquisition of business                                       (162,490)         (163,968)
Shareholder loans/(repayments)                                        (5,859)               --
IPO issuance costs                                                    (2,312)               --
                                                                 -----------         ---------
  Net cash (provided by) used in financing activities                 33,292          (162,729)
                                                                 -----------         ---------
Effect of Foreign Exchange Rates on Cash                              30,136           (12,510)
                                                                 -----------         ---------
NET INCREASE/(DECREASE) IN CASH/CASH
  EQUIVALENTS                                                     (1,191,600)           81,526
Cash and cash equivalents at beginning of period                   4,145,514           186,802
                                                                 -----------         ---------
Cash and cash equivalents at end of period                       $ 2,953,914         $ 268,328
                                                                 ===========         =========

Supplemental disclosures:
      Interest paid                                              $   122,494         $  58,584
                                                                 ===========         =========
      Income taxes paid                                                   --         $  61,362
                                                                 ===========         =========
Non cash transactions:
      Equipment acquired under
        capital lease obligations                                $   878,116         $  31,661
                                                                 ===========         =========


                        See notes to financial statements

                             * Combined Predecessors

                                 UNIDIGITAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

1.     ORGANIZATION AND BASIS OF PRESENTATION

Unidigital Inc. ("Unidigital"), a Delaware corporation, is the parent holding company for Linographics Corporation ("Linographics") and Elements (UK) Limited ("Elements") (collectively the "Predecessor Companies"), Linographics (Delaware) Corporation ("Linographics Delaware") and Unidigital/Cardinal Corporation ("Cardinal"). All references herein to the "Company" mean collectively Unidigital, the Predecessor Companies, Linographics Delaware and Cardinal unless the context requires otherwise.

Unidigital conducts operations through four wholly-owned subsidiaries. Linographics engages in the digital prepress business in New York City. Elements engages in the digital prepress business and through its wholly-owned subsidiary, Regent, operates the document production and digital print business in London. Linographics Delaware owns and operates the San Francisco prepress business. Cardinal engages in the digital prepress and digital printing business services to advertising agencies and corporations in the New York City area.

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the current financial position of the Company and its results of operations and the cash flows for the periods presented. Results for the interim period(s) are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1996.


2.   RECENT DEVELOPMENTS

On November 27, 1996, the Company amended its Unidigital/Cardinal Corporation $1.4 million long-term loan extending the maturity until January 31, 1998.


3.   FOREIGN CURRENCY TRANSLATION

The portion of the Company's financial statements relating to the United Kingdom operations are translated into U.S. Dollars using period end exchange rates (One Pound = $1.68 at November 30, 1996 and $1.56 at August 31, 1996) and average exchange rates (One Pound = $1.62 for the three months ended November 30, 1996 and $1.57 for the three months ended November 30, 1995). The translation difference is reflected as a separate component of stockholders' equity.

4.   STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 10,000,000 shares of Common Stock, $.01 par value, of which 3,189,216 shares were issued and outstanding at November 30, 1996. The Company has reserved for issuance i) 300,000 shares of Common Stock upon exercise of options granted or to be granted under its Stock Option Plans and
ii) 80,000 shares of Common Stock upon exercise of warrants issued to Burnham Securities Inc., the managing underwriter of the Company's IPO. The underwriter's warrants are exercisable at a price of $7.20 per share for a period of four years commencing February 1, 1997.

In addition, the Company has granted options to purchase 209,667 shares of common stock at exercise prices ranging from $5.50 to $6.75.

Preferred Stock

The Company has authorized 5,000,000 shares of Preferred Stock, $.01 par value, which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board of Directors may determine without further action by the Company's stockholders. There were no shares of Preferred Stock issued or approved for issuance as of November 30, 1996.


5.   PER SHARE DATA

Income per common share is based on net income for the period(s) divided by the weighted average number of common shares outstanding. Average common shares outstanding includes 3,189,216 shares of Common Stock.

PART I - FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company provides a full range of digital prepress and digital printing services to the corporate and professional graphic arts industry in the New York City, San Francisco and London markets. Digital prepress services involve preparing an image for reproduction by any of several printing processes. Using advanced computer technology, the Company provides the imaging and reproduction services required by graphic artists in connection with the creation of designs for their clients, which includes end-users of printed media such as consumer product packaging, marketing and advertising materials. The Company's services afford graphic artists the ability to make numerous changes and enhancements in their designs throughout the design and approval process with shorter turnaround times and at reduced costs compared to traditional prepress methods. Once a design is approved, the Company provides the vital technological and service interface between graphic artists and traditional commercial volume printers necessary to translate the approved design into the format required for volume printing. The Company services also include scanning, document creation services such as typesetting, and short-run digital printing.

Financial condition at November 30, 1996:
-----------------------------------------
Working Capital                       $    2,477,972
Total Assets                          $   19,530,733
Stockholders' Equity                  $    7,921,674

Results of Operations

The following analysis of the results of operations includes the Company and its wholly-owned subsidiaries for the three months ended November 30, 1996. The Company's results include the first full quarter of the Cardinal operations, which were acquired in an asset acquisition through a wholly-owned subsidiary on August 9, 1996. The Cardinal acquisition expands the Company's digital prepress and digital print operations in the New York City and surrounding area. For the three months ended November 30, 1995, the combined results of operations include Linographics Corporation, Elements and Regent. All intercompany transactions have been eliminated.

Comparison of Three Months Ended November 30, 1996 and November 30, 1995

Net Sales. Net sales for the three months ended November 30, 1996 increased 92% to $5,227,719 compared to $2,717,822 for the three months ended November 30, 1995. The United States sales increased 123% from $1,355,453 to $3,027,175 due to the Cardinal and Linographics Delaware acquisitions, offset in part by decreases in revenue at the Linographics operations due to personnel turnover. The United Kingdom sales in increased 62% from $1,362,369 to $2,200,544 attributable to increases in the Company's short-run digital print and prepress operations.

Cost of Sales. Cost of sales for the three months ended November 30, 1996 increased 123% to $2,650,103 compared to $1,188,485 for the three months ended November 30, 1995. The United States cost of sales increased 191% from
$507,030 to $1,473,640 primarily attributable to the Cardinal acquisition and depreciation expense relative to new capital leases at each of the Company's United States operating subsidiaries. The United Kingdom cost of sales increased 73% from $681,455 to $1,176,463 due to increased sales and higher production costs associated with digital print and depreciation expenses relative to the Company's investment in digital print equipment capital leases.

Cost of sales as a percentage of net sales increased from 44% for the three months ended November 30, 1995 to 51% for the three months ended November 30, 1996 due to the increase in the Company's short-run digital print operations in the United States and United Kingdom and the associated higher production costs. Digital print operating margins are generally lower than digital prepress operating margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended November 30, 1996 increased 87% to $1,422,034 compared to $761,694 for the three months ended November 30, 1995. The United States selling, general and administrative expenses increased 147% primarily attributable to the Cardinal acquisition, offset in part by a decrease in selling, general and administrative expenses at Linographics due to a decline in sales. The United States selling, general and administrative expenses as a percentage of sales increased from 28% to 31% due to an overall increase in sales and higher commissions with digital print. The United Kingdom selling, general and administrative expenses increased commensurate with sales; however, as a percentage of net sales, selling, general and administrative expenses decreased from 28% to 22%.

Selling, general and administrative expenses as a percentage of net sales decreased from 28% for the three months ended November 30, 1995 to 27% for the three months ended November 30, 1996 for the reasons discussed above.

Corporate Expenses. Corporate expenses for the three months ended November 30, 1996 increased 150% to $387,704 compared to $155,000 for the three months ended November 30, 1995 due to additional management and administrative personnel and costs associated with Unidigital which did not exist in 1995. Corporate expenses of Unidigital include financial and administrative personnel, investor relations, legal and other professional fees and facilities cost.

Income From Operations. Income from operations for the three months ended November 30, 1996 increased 25% to $767,878 compared to $612,643 for the three months ended November 30, 1995 due to increased sales, offset in part by reduced margins and increased selling, general and administrative expenses.

Interest Expense. Interest expense for the three months ended November 30, 1996 increased 121% to $134,277 compared to $60,884 for the three months ended November 30, 1995. This increase is primarily attributable to the Company's expanded United States credit facilities and capital leases assumed as part of the Cardinal acquisition.

Interest and Other Income. Interest and other income, consisting primarily of interest income associated with the Company's Initial Public Offering proceeds, was $40,694 for the three months ended November 30, 1996.

Income Taxes. Income taxes for the three months ended November 30, 1996 increased 83% to $212,475 compared to $116,000 for the three months ended November 30, 1995. The Company currently pays Federal, state and local income tax for its U.S. operations where previously Linographics paid only local corporate income tax as a result of its Subchapter S Corporation status.

Net Income. Net income for the three months ended November 30, 1996 increased 6% to $461,820 compared to $435,759 for the three months ended November 30, 1995 due to the factors described above.

Liquidity and Capital Resources

The Company's principal source of funds has been cash flow from operations and working capital borrowings under its credit facilities. Cash (used in) /provided by operations for the three months ended November 30, 1996 and 1995 was ($1,138,496) and $355,356, respectively. Cash used in operations for the three months ended November 30, 1996 is primarily attributable to three months of sales from the August 9, 1996 Cardinal acquisition. Cash used in investing activities for the three months ended November 30, 1996 and 1995 was $116,532 and $98,591, respectively. Cash flows (provided by)/used in financing activities for the three months ended November 30, 1996 and 1995 was $33,292 and ($162,729), respectively.

The Company maintains borrowing arrangements with banks in New York and London which include term loans and lines of credits which are renewable annually. The combined United States lines of credit aggregate $2,350,000 and the combined United Kingdom lines of credit aggregate approximately $1,404,000. The Company's term loans, exclusively in the United States, aggregate $1,700,000. At November 30, 1996, $1,550,000 in term loans are outstanding.

The United States lines of credit bear interest at prime plus 1/2% and the United Kingdom lines of credit bear interest at 2.25% over the Bank's Base Rate, as defined, for borrowings up to 600,000 Pound Sterling and bear interest at 2.75% over the Bank's Base Rate for borrowings in excess of such amount. The term loans, excluding the Cardinal $1,400,000 term loan which is at prime, bear interest at, the Company's discretion of, either the bank's prime rate plus
1/2% or at a fixed rate determined at the time of borrowing.

The United States credit facilities contain covenants limiting borrowings up to specified amounts of accounts receivable aged 90 days or less. The credit facilities are collateralized by the assets of Linographics, Linographics (Delaware) and Cardinal. Unidigital is a guarantor on all bank debts of the United States operating subsidiaries.

The United Kingdom credit facilities consist of a combined overdraft facility relative to Elements and Regent and contain covenants limiting borrowings up to specified amounts of accounts receivable aged 120 days or less and guaranteed by Unidigital Inc. for the principal amount of 500,000 pounds.

At November 30, 1996, the Company was in compliance with all covenants under its credit facilities.

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

Forward Looking Information

Except for the historical information contained in this Form 10-QSB, certain information herein may contain forward looking information. The matters referred to in such statements could be affected by uncertainties involved in the Company's business, including without limitation the effect of economic and market conditions. Based upon the Company's current level of operations, management expects that future cash flow from operations will be sufficient to meet the anticipated requirements for working capital, capital expenditures and scheduled payments of interest and principal under its credit facilities and capital lease obligations.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

      On or about November 21, 1996, Cardinal was named as a defendant in an action (the "Action") brought by Phoenixcor, Inc. ("Phoenixcor"). In the Action, Phoenixcor filed an order to show cause for replevin with temporary restraining order in the Supreme Court of the State of New York, County of New York. On or about December 24, 1996 an order of replevin and preliminary injunction was entered against Cardinal in the Action. Insofar as it relates to Cardinal, the Action relates to, among other matters, Cardinal's alleged failure to fully assume the obligations of Cardinal Communications Group, Inc. under certain equipment leases (the "Leases") acquired in connection with the Cardinal acquisition, Cardinal's alleged default under the Leases and Phoenixcor's alleged right to possession of the leased equipment.

      The Company denies the allegations asserted by Phoenixcor in the Action, but has elected to settle the matter in order to avoid protracted litigation with the resultant costs and management distractions. On or about January 9, 1997, the parties reached an agreement in principle pursuant to which the Company has agreed to assume the obligations under the Leases and to retain possession of the leased equipment in exchange for reduced monthly payments under such Leases. The Company believes that the terms of the foregoing settlement will not have an adverse effect on the Company's business, financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) EXHIBITS

            10.1 Line of Credit between Linographics Corporation and Chase Manhattan Bank.

            10.2 Line of Credit between Linographics (Delaware) Corporation and Chase Manhattan Bank.

            10.3 Line of Credit and term loan between Unidigital/Cardinal Corporation and Chase Manhattan Bank.


      (b) FORM 8-K

            On September 4, 1996, the Company filed a Form 8-K disclosing a change in the certifying accountants.

            On October 15, 1996, the Company filed a Form 8-K/A containing required financial statements and pro forma information relating to the acquisition disclosed in its Form 8-K filed on August 19, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNIDIGITAL INC.




                                    /s/  Kevin H. Rich
                                    ----------------------------------------
                                    Kevin H. Rich
                                    Vice President & Chief Financial Officer


January 14, 1997