Form 10QSB
period 1997-02-28
UNIDIGITAL INC
filed 1997-04-14
CIK 1003934

                                                                  CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1997
                           Commission File No. 0-27664


                                 UNIDIGITAL INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            Delaware                                      13-3856672
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


20 West 20th Street, New York, New York                      10011
(Address of Principal Executive Offices)                   (Zip Code)

                                 (212) 337-0330
                           (Issuer's Telephone Number,
                              Including Area Code)

      Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes: _X_   No:___

      State the number of shares outstanding of each of the Issuer's classes of common stock, as of April 7, 1997:

Class                                             Number of Shares
-----                                             ----------------
Common Stock,  $.01 par value                         3,243,243

      Transitional Small Business Disclosure Format:

                               Yes: ___   No: _X_

                        UNIDIGITAL INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                      Page
                                                                      ----
PART I         FINANCIAL INFORMATION

      Item 1.  Financial Statements.....................................1

           CONSOLIDATED BALANCE SHEETS
           as at August 31, 1996 (audited)
           and February 28, 1997 (unaudited)............................2

           CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Months and Six Months Ended
           February 28, 1997 and February 29, 1996
           (unaudited)..................................................3

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Six Months Ended
           February 28, 1997 and February 29, 1996
           (unaudited)..................................................4

           NOTES TO CONSOLIDATED FINANCIAL
           STATEMENTS (unaudited).......................................5

      Item 2.  Management's Discussion and Analysis or
               Plan of Operation........................................10

           Results of Operations........................................10

           Liquidity, Capital Resources and Other Matters...............14

PART II        OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders......17

      Item 5.  Other Information........................................17

      Item 6.  Exhibits and Reports on Form 8-K.........................18

SIGNATURES..............................................................20

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        UNIDIGITAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 28,       AUGUST 31,
                                                                  1997              1996
                                                              -----------       ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents ...........................       $ 2,458,704       $  4,145,514
  Accounts receivable (less allowance for doubtful
   accounts of $233,058 and $200,814 at
   February 28, 1997 and August 31, 1996, respectively)         5,322,473          3,207,857
  Prepaid expenses and other current assets ...........         1,786,526            835,129
                                                              -----------       ------------
     Total current assets .............................         9,567,703          8,188,500
Property, plant and equipment, net ....................         9,815,768          8,594,985
Intangible assets, net ................................           951,494            797,213
Other assets ..........................................            54,047             42,628
                                                              -----------       ------------
     Total Assets .....................................       $20,389,012       $ 17,623,326
                                                              ===========       ============
                           LIABILITIES
Current liabilities:
  Due to banks ........................................       $ 1,497,375       $  1,741,973
  Current portion of long-term debt ...................            79,071             77,800
  Current portion of capital lease obligations ........         1,467,751          1,476,076
  Accrued payments for acquisition
   of business and cancellation of options ............            24,442            202,930
  Accounts payable and accrued expenses ...............         3,620,790          1,792,973
  Income taxes payable ................................           163,069            216,366
  Loans and notes payable to stockholders .............           364,604            361,039
                                                              -----------       ------------
     Total current liabilities ........................         7,217,102          5,869,157
Non-current portion of long-term debt .................         1,846,932          1,898,865
Non-current portion of capital lease obligations ......         2,732,932          1,974,033
Deferred income taxes .................................           473,582            516,596
                                                              -----------       ------------
     Total liabilities ................................        12,270,548         10,258,651
                                                              -----------       ------------
                     STOCKHOLDERS' EQUITY
Preferred stock -- authorized 5,000,000 shares,
  $.01 par value each; none issued or .................                --                 --
outstanding
Common stock -- authorized 10,000,000 shares,
  $.01 par value each; 3,197,763 and 3,189,216 shares
  issued and outstanding at February 28, 1997 and .....            31,978             31,892
  August 31, 1996, respectively
Additional paid-in capital ............................         5,458,283          5,462,153
Retained earnings .....................................         2,602,559          1,897,252
Cumulative foreign translation adjustment .............            25,644            (26,622)
                                                              -----------       ------------
     Total stockholders' equity .......................         8,118,464          7,364,675
                                                              -----------       ------------
     Total Liabilities and Stockholders' Equity .......       $20,389,012       $ 17,623,326
                                                              ===========       ============

     The Notes to Consolidated Financial Statements are made a part hereof.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED,                    SIX MONTHS ENDED,
                                                 ------------------------------        -------------------------------
                                                 FEBRUARY 28,       FEBRUARY 29,       FEBRUARY 28,        FEBRUARY 29,
                                                     1997               1996                1997               1996
                                                 -----------        -----------        ------------        -----------
Net sales ................................       $ 5,265,916        $ 2,541,428        $ 10,493,635        $ 5,259,250
                                                 -----------        -----------        ------------        -----------
Cost of sales ............................         2,735,523          1,241,438           5,385,626          2,429,923
Selling, general and
  administrative  expenses ...............         1,592,516            774,241           3,014,550          1,535,935
Corporate expenses* ......................           342,110            117,769             729,814            272,769
                                                 -----------        -----------        ------------        -----------
     Total operating expenses ............         4,670,149          2,133,448           9,129,990          4,238,627
                                                 -----------        -----------        ------------        -----------
     Income from operations ..............           595,767            407,980           1,363,645          1,020,623
Interest expense .........................           164,462             82,333             298,739            143,217
Interest and other expenses/
   (income) ..............................            47,077           (30,832)               6,383           (30,832)
                                                 -----------        -----------        ------------        -----------
Income before income taxes ...............           384,228            356,479           1,058,523            908,238
                                                 -----------        -----------        ------------        -----------
Income taxes (including $367,000
  nonrecurring provision relating to
  termination of Subchapter S status
  on February 1, 1996) ...................           140,741            520,000             353,216            636,000
                                                 -----------        -----------        ------------        -----------
NET INCOME (LOSS) ........................       $   243,487        $  (163,521)       $    705,307        $   272,238
                                                 ===========        ===========        ============        ===========
Net income (loss) per common share .......       $      0.08        $     (0.07)       $       0.22        $      0.13
                                                 ===========        ===========        ============        ===========
Weighted average common shares outstanding         3,192,065          2,265,934           3,190,641          2,132,967
                                                 ===========        ===========        ============        ===========

* For the three-month and six-month periods ended February 29, 1996, this line item was referred to as "Principal stockholder/officers' compensation."

     The Notes to Consolidated Financial Statements are made a part hereof.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED,
                                                                ------------------------------
                                                                FEBRUARY 28,       FEBRUARY 29,
                                                                   1997               1996
                                                                -----------        -----------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS
Cash flows from operating activities:
   Net income ...........................................       $   705,307        $   272,238
                                                                -----------        -----------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization ......................           884,584            392,956
     Provision for deferred income taxes ................           (42,861)           366,000
     Provision for doubtful accounts ....................            59,325             34,000
     Loss on sale of equipment ..........................                --              1,967
     Net changes in assets and liabilities:
      Accounts receivable ...............................        (2,124,397)          (384,961)
      Prepaid expenses and other current assets .........          (953,865)          (104,987)
      Other assets ......................................          (209,013)           (13,203)
      Accounts payable and accrued expenses .............         1,831,800            455,377
      Income taxes payable ..............................           (51,269)           207,579
                                                                -----------        -----------
      Total adjustments .................................          (605,696)           954,728
                                                                -----------        -----------
      Net cash provided by operating activities .........            99,611          1,226,966
                                                                -----------        -----------
Cash flows from investing activities:
  Additions to property and equipment ...................          (464,125)          (373,023)
  Proceeds from sale of equipment .......................                --              8,509
                                                                -----------        -----------
      Net cash used for investing activities ............          (464,125)          (364,514)
Cash flows from financing activities:
  Net proceeds from bank borrowings .....................          (295,241)           204,273
  Payments on capital lease obligations .................          (903,654)          (411,262)
  Payments of notes for cancellation of options
    and acquisition of business .........................          (178,383)          (228,478)
  Dividends paid ........................................                --           (750,000)
  Net proceeds from public offering of common stock .....                --          5,503,830
  IPO issuance costs ....................................            (4,214)                --
  Shareholder loans/(repayments) ........................             4,008                 --
  Common Stock issued ...................................               430                 --
                                                                -----------        -----------
      Net cash (used in) provided by financing activities        (1,377,054)         4,318,363
                                                                -----------        -----------
Effect of foreign exchange rates on cash ................            54,758              5,772
                                                                -----------        -----------
NET  (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS ........................................        (1,686,810)         5,186,587
Cash and cash equivalents -- beginning of period ........         4,145,514            186,802
                                                                -----------        -----------
Cash and cash equivalents -- end of period ..............       $ 2,458,704        $ 5,373,389
                                                                ===========        ===========
Supplemental disclosures:
  Interest paid .........................................       $   225,102        $   132,917
                                                                ===========        ===========
  Income taxes paid .....................................       $   563,746        $    60,911
                                                                ===========        ===========
Noncash transactions:
  Equipment acquired under capital lease obligations ....       $ 1,570,875        $   231,052
                                                                ===========        ===========
  Notes payable issued as dividends .....................       $        --        $   498,000
                                                                ===========        ===========

     The Notes to Consolidated Financial Statements are made a part hereof.

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION:

      The information presented for February 28, 1997, and for the three-month and the six-month periods ended February 28, 1997 and February 29, 1996, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of February 28, 1997 and the results of its operations and its cash flows for the three-month and the six-month periods ended February 28, 1997 and February 29, 1996.

      The consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 1996, which were included as part of the Company's Annual Report on Form 10-KSB.

      The consolidated financial statements include the accounts of Unidigital and its direct and indirect subsidiaries. All significant intercompany balances have been eliminated.

      Interim results are not necessarily indicative of results that may be expected for the full fiscal year.

      Unless the context requires otherwise, all references herein to "Unidigital" mean Unidigital Inc. and all references to the "Issuer" or the "Company" mean collectively, Unidigital, its wholly-owned subsidiaries and its and their subsidiaries, affiliated companies and predecessors.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


      Organization and Business:

      Unidigital Inc., a Delaware corporation, is the parent holding company of five wholly-owned operating subsidiaries, Unidigital Elements (NY), Inc., formerly known as LinoGraphics Corporation ("Elements (NY)"), Elements (UK) Limited ("Elements (UK)"), Unidigital Elements (SF), Inc., formerly known as LinoGraphics (Delaware) Corporation ("Elements (SF)"), Unidigital/Cardinal Corporation ("Cardinal"), and Unidigital/Boris Corporation ("Unidigital/Boris"). Elements (NY) engages in the on-demand print and prepress business in New York City. Elements (UK) engages in the on-demand print and prepress business and, through its wholly-owned subsidiary, Regent Communications Limited (UK) ("Regent"), operates the document production and digital print business in London. Elements (SF) owns and operates the San Francisco

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

on-demand prepress business and retouching studio. Cardinal engages in the digital prepress and digital printing business services to advertising agencies and corporations in the New York City area. Unidigital/Boris engages in the business of digital imaging and photographic processing in the Boston area.

      On March 17, 1997, the Company announced a brand strategy that unifies the marketing identity of the Company's on-demand print and prepress operations which employ the same products and service strategy worldwide. In connection therewith, the Company has changed the name of LinoGraphics Corporation and LinoGraphics (Delaware) Corporation to Elements (NY) and Elements (SF), respectively.

      On March 31, 1997, the Company formed Unidigital/Boris in order to consummate the Boris Acquisition (as hereinafter defined).


      Foreign Currency Translation:

      The portion of the Company's financial statements relating to the Company's United Kingdom operations are translated into United States Dollars using period-end exchange rates (POUNDS STERLING 1.00 = $1.56 at August 31, 1996 and $1.6295 at February 28, 1997) for balance sheets accounts and average exchange rates (POUNDS STERLING 1.00 = $1.55 for the year ended August 31, 1996; and $1.6365 and $1.53 for the three months ended February 28, 1997 and February 29, 1996, respectively; and $1.6365 and $1.55 for the six months ended February 28, 1997 and February 29, 1996, respectively) for the statements of operations and cash flows for the respective periods. The translation difference is recorded as a separate component of stockholders' equity.


      Net Income Per Share:

      Net income per share is computed is using the weighed average number of common and common equivalent shares outstanding during the applicable period.

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE C - TERMINATION OF S CORPORATION STATUS AND RELATED INCOME TAX MATTERS:

      Prior to the Company's initial public offering on February 1, 1996 (the "IPO"), Elements (NY) filed its federal and state income tax returns under the provisions of Subchapter S of the Internal Revenue Code, pursuant to which its taxable income was reportable on the personal tax returns of its stockholders and the applicable federal and state income taxes thereon were payable directly by them. As a result of the IPO, the Subchapter S status was terminated effective February 1, 1996. Accordingly, $367,000 additional federal and state income taxes, applicable to temporary differences in the recognition of income and expenses for financial accounting and income tax reporting purposes existing at February 1, 1996, have been recorded and charged to operations for the three-month and six-month periods ended February 29, 1996. Such charge results solely from the termination of the Subchapter S status in the United States and is nonrecurring.


NOTE D - STOCKHOLDERS' EQUITY:

      Common Stock:

      The Company has authorized 10,000,000 shares of Common Stock, $.01 par value per share. As at February 28, 1997, 3,197,763 shares of Common Stock were issued and outstanding. The Company has reserved for issuance (i) 675,000 shares of Common Stock upon exercise of options granted or to be granted under its Stock Options Plans, see Note E, and (ii) 92,000 shares of Common Stock upon exercise of warrants issued to Burnham Securities Inc., the managing underwriter for the IPO. The underwriter's warrants are exercisable at a price of $7.20 for a period of four years commencing February 1, 1997. As at April 7, 1997, 3,243,243 shares of Common Stock were issued and outstanding.


      Preferred Stock:

      The Company has an authorized class of 5,000,000 shares of Preferred Stock, $.01 par value per share, which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board of Directors may determine without further action by the Company's stockholders. There were no shares of Preferred Stock issued or approved for issuance as of February 28, 1997.

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE E - STOCK OPTION PLANS:

      Unidigital's Board of Directors has adopted, and the stockholders of Unidigital have approved, the 1995 Unidigital Inc. Long-Term Stock Investment Plan (the "1995 Stock Plan"), the 1995 Directors Stock Option Plan (the "1995 Directors Plan"), the 1997 Equity Incentive Plan (the "1997 Plan"), and the 1997 Non-Employee Director Stock Option Plan (the "1997 Non-Employee Director Plan" and, together with the 1995 Stock Plan, the 1995 Directors Plan, the 1997 Plan, the "Stock Option Plans"). The total aggregate number of shares of Common Stock for which options may be granted under the Stock Option Plans is 675,000, subject to certain adjustments to reflect changes in Unidigital's capital stock. The Company has committed to grant options to purchase 291,770 shares of Common Stock at an exercise price ranging from $4.50 to $6.75 per share as of February 28, 1997 under the 1995 Stock Plan. In addition, as of February 28, 1997, the Company has granted options to purchase (i) 10,000 shares of Common Stock at an exercise price of $5.375 per share under the 1997 Plan, and (ii) 10,000 shares of Common Stock at an exercise price of $5.125 per share under the 1997 Non-Employee Director Plan. As of February 28, 1997, no options have been granted under the 1995 Directors Plan. The Company has also granted options to purchase 50,000 shares of Common Stock at an exercise price of $6.00 per share outside the Plans as of February 28, 1997. Subsequent to the end of the quarter, the Company granted options to purchase 50,000 shares of Common Stock at an exercise price of $5.25 per share under the 1997 Plan in connection with the Boris Acquisition.


NOTE F -SUBSEQUENT EVENTS:

        Subsequent to the end of the quarter, on April 3, 1997, the Company renegotiated its credit facility arrangements with its New York bank for the Company's United States operations. The Company now has combined credit facilities for its United States operations in the aggregate amount of $8,350,000, which consist of a: (i) $4,500,000 revolving credit facility which is available for corporate acquisition purposes; and (ii) $3,850,000 line of credit facility which is available for working capital purposes. Such credit facilities are available to be used by each of the Company's four United States subsidiaries. Under such credit facilities, an ABR Loan (as defined in the Credit Agreement) bears interest at the Alternate Base Rate (as defined in the Credit Agreement) plus 0.25%. A Eurodollar Loan (as defined in the Credit Agreement) bears interest at the Adjusted LIBO Rate (as defined in the Credit Agreement) plus 2.50%. As at April 4, 1997, the Company had an outstanding balance of approximately $1,725,000 under the revolving credit facility and $2,503,000 under the line of credit. The foregoing information relating to the Company's new credit facilities is qualified in its entirety by reference to the complete text of the related documents which are filed as exhibits hereto.

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


       Subsequent to the end of the quarter, on April 4, 1997, Unidigital/Boris purchased certain assets and assumed certain liabilities of Boris Image Group, Inc. ("Boris Image Group"), a Boston, Massachusetts based company which principally engages in the business of digital imaging and photographic processing (the "Boris Acquisition"). The aggregate purchase price consists of the following: (i) $1,725,000 in cash; (ii) an aggregate of $300,000 in guaranteed future payments to Boris Image Group and its management team; (iii) $250,000 in restricted Common Stock; and (iv) a potential earn-out payment of up to $500,000 payable at the end of the Company's next fiscal year.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

      The Company provides a full range of digital prepress and digital print services to the professional graphic design industry in the New York City, San Francisco and London markets. Digital prepress services involve preparing an image for reproduction by any of several printing processes. Using advanced computer technology, the Company provides the imaging and reproduction services required by graphic artists in connection with the creation of designs for their clients, which include end-users of printed media such as consumer product packaging, marketing and advertising materials. The Company's services are designed to afford graphic artists the ability to make numerous changes and enhancements in their designs throughout the design and approval process with shorter turnaround times and at reduced costs as compared to traditional prepress methods. Once a design is approved, the Company provides the vital technological and service interface between graphic artists and traditional commercial volume printers necessary to translate the approved design into the format required for volume printing. The Company also provides scanning, document creation services such as typesetting, and short-run digital printing.

RESULTS OF OPERATIONS

      The consolidated financial information includes both the Company's United States operations and its United Kingdom operations. On August 9, 1996, the Company, through a wholly-owned subsidiary, acquired the business and certain assets of a competing company located in New York City (the "Cardinal Acquisition"). As a result of such acquisition, the Company has expanded its digital prepress and digital print operations in the New York City and surrounding area.

      THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

      Net Sales. Net sales for the three months ended February 28, 1997 ("Second Quarter of Fiscal 1997") increased by 107.2%, or $2,724,488, to $5,265,916 from $2,541,428 for the three months ended February 29, 1996 ("Second Quarter of Fiscal 1996"). Net sales for the Company's United States operations increased by 168.4%, or $2,028,228, from $1,204,296 in the Second Quarter of Fiscal 1996 to $3,232,524 in the Second Quarter of Fiscal 1997. This increase was attributable primarily to an increase in net sales resulting from the Cardinal Acquisition and, to a lesser extent, the inclusion of net sales from the Elements (SF) operations for the Second Quarter of Fiscal 1997. Net sales for the Company's United Kingdom operations increased by 52.1%, or $696,260, from $1,337,132 in the Second Quarter of Fiscal 1996 to $2,033,392 in the Second Quarter of Fiscal 1997. This increase was attributable primarily to increases in the Company's short-run digital print operations.

      Cost of Sales. Cost of sales for the Second Quarter of Fiscal 1997 increased by 120.4% or $1,494,085, to $2,735,523 from $1,241,438 for the Second
Quarter of Fiscal 1996. As a percentage of net sales, cost of sales increased from 48.9% for the Second Quarter of Fiscal 1996 to 51.9% for the Second Quarter of Fiscal 1997. Cost of sales for the Company's United States operations decreased 1.3% as a percentage of net sales from 47.1% for the Second Quarter of Fiscal 1996 to 45.8% for the Second Quarter of Fiscal 1997. Such decrease was attributable primarily to the Company's renegotiation of its vendor contracts resulting in reduced supply costs to the Company, offset in part by higher costs associated with increased digital print services provided by the Company's United States operations. Costs of sales for the Company's United Kingdom operations increased 9.7% as a percentage of net sales from 52.1% for the Second Quarter of Fiscal 1996 to 61.8% for the Second Quarter of Fiscal 1997. Such increase was attributable primarily to the change in product mix in the Company's United Kingdom operations to include more digital print services. Digital print services have higher costs compared to digital prepress services.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased 105.7%, or $818,275, from $774,241 for the Second Quarter of Fiscal 1996 to $1,592,516 for the Second Quarter of Fiscal 1997. Such increase was attributable primarily to the increased level of operations which resulted from the Cardinal Acquisition and, to a lesser extent, the inclusion of the Elements (SF) operations in the Second Quarter of Fiscal 1997. As a percentage of net sales, SG&A decreased slightly from 30.5% for the Second Quarter of Fiscal 1996 to 30.2% for the Second Quarter of Fiscal 1997. Such decrease in SG&A as a percentage of net sales was due primarily to the centralization of certain administrative functions.

      Corporate Expenses. Corporate expenses for the Second Quarter of Fiscal 1997 increased 190.5%, or $224,341, to $342,110 from $117,769 for the Second
Quarter of Fiscal 1996. This increase was due to the hiring of additional management and administrative personnel and costs associated with the Company's acquisitions and the Company's status as a publicly held company. Such costs did not exist in the Second Quarter of Fiscal 1996. Corporate expenses of Unidigital include financial and administrative personnel, investor relations, legal and other professional fees and facilities cost.

      Income from Operations. Income from operations for the Second Quarter of Fiscal 1997 increased 46.0%, or $187,787, to $595,767 from $407,980 for the
Second Quarter of Fiscal 1996. Of this amount, $346,085 was contributed by the Company's United States operations and $249,682 by the Company's United Kingdom operations. This increase resulted from higher net sales offset in part by higher corporate expenses and, to a lesser extent, the higher production costs associated with the changing product mix of the Company's operations to include more digital print services.

      Net Interest Expense. Net interest expense for the Second Quarter of Fiscal 1997 increased by 127.9%, or $65,884, to $117,385 from $51,501 for the
Second Quarter of Fiscal 1996. This increase resulted from increased borrowings under the Company's credit facilities and capital leases assumed by the Company as part of the Cardinal Acquisition offset in part by the income earned on cash balances from the IPO proceeds.

      Income Taxes. Income taxes for the Second Quarter of Fiscal 1997 decreased by 72.9%, or $379,259, to $140,741 from $520,000 for the Second Quarter of Fiscal 1996. The Company currently pays Federal, state and local income tax for its United States operations where Elements (NY) previously paid only local corporate income tax on United States operations as a result of its Subchapter S corporation status. As a result of the termination of Elements (NY)'s Subchapter S corporation status in February 1996, the Company recorded a nonrecurring charge to operations and liability of $367,000 for additional deferred Federal and state income taxes on temporary differences in the recognition of revenues and expenses for income tax and financial reporting purposes in the Second Quarter of Fiscal 1996. The Company's effective tax rate was 36.7% in the Second Quarter of Fiscal 1997.

      Net Income. As a result of the factors described above, net income for the Second Quarter of Fiscal 1997 increased by $407,008, to $243,487 as compared to a net loss of $163,521 for the Second Quarter of Fiscal 1996.

      SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

      Net Sales. Net sales for the six months ended February 28, 1997 increased by 99.5%, or $5,234,385, to $10,493,635 from $5,259,250 for the six months ended
February 29, 1996. Net sales for the Company's United States operations increased by 144.4%, or $3,698,637, from $2,561,062 in the six months ended February 29, 1996 to $6,259,699 in the six months ended February 28, 1997. This increase was attributable primarily to an increase in net sales resulting from the Cardinal Acquisition and, to a lesser extent, the inclusion of net sales from the Elements (SF) operations for the six months ended February 28, 1997, offset in part by a slight decrease in net sales by the Elements (NY) operations. Net sales for the Company's United Kingdom operations increased by 56.9%, or $1,535,748, from $2,698,188 in the six months ended February 29, 1996 to $4,233,936 in the six months ended February 28, 1997. This increase was attributable primarily to increases in the Company's short-run digital print and prepress operations.

      Cost of Sales. Cost of sales for the six months ended February 28, 1997 increased by 121.6%, or $2,955,703, to $5,385,626 from $2,429,923 for the six months ended February 29, 1996. As a percentage of net sales, cost of sales increased 5.1% from 46.2% for the six months ended February 29, 1996 to 51.3% for the six months ended February 28, 1997. Cost of sales for the Company's United States operations increased 4.3% as a percentage of net sales from 42.9% for the six months ended February 29, 1996 to 47.2% for the six months ended February 28, 1997. Such increase was attributable primarily to higher costs associated with increased digital print services provided by the Company's United States operations, offset in part by reduced supply costs due to the Company's renegotiation of certain of its contracts with its vendors. Costs of sales for the Company's United Kingdom operations increased 8.2% as a percentage of net sales from 49.3% for the six months ended February 29, 1996 to 57.5% for the six months ended February 28, 1997. Such increase was attributable primarily to the change in product mix in the Company's United Kingdom operations to include more digital print services. Digital print services have higher costs compared to digital prepress services.

      Selling, General and Administrative Expenses. SG&A increased 96.3%, or $1,478,615, from $1,535,935 for the six months ended February 29, 1996 to $3,014,550 for the six months ended February 28, 1997. Such increase was attributable primarily to the increased level of operations which resulted from the Cardinal Acquisition and, to a lesser extent, the inclusion of the Elements (SF) operations for the six months ended February 28, 1997, offset in part by a decrease in SG&A at Elements
(NY) due to a decline in sales. As a percentage of net sales, SG&A decreased slightly from 29.2% for the six months ended February 29, 1996 to 28.7% for the six months ended February 28, 1997. Such decrease in SG&A as a percentage of net sales was due primarily to the centralization of certain administrative functions.

      Corporate Expenses. Corporate expenses for the six months ended February 28, 1997 increased 167.6%, or $457,045, to $729,814 from $272,769 for the six months ended February 29, 1996. This increase was due to the hiring of additional management and administrative personnel and costs associated with the Company's acquisitions and the Company's status as a publicly held company. Such costs did not exist in the six months ended February 29, 1996. Corporate expenses of Unidigital include financial and administrative personnel, investor relations, legal and other professional fees and facilities cost.

      Income from Operations. Income from operations for the six months ended February 28, 1997 increased 33.6%, or $343,022, to $1,363,645 from $1,020,623 for the six months ended February 29, 1996. Of this amount, $587,631 was contributed by the Company's United States operations and $776,014 by the Company's United Kingdom operations. This increase resulted from higher net sales offset in part by higher corporate expenses and, to a lesser extent, the higher production costs associated with the changing product mix of the Company's operations to include more digital print services.

      Net Interest Expense. Net interest expense for the six months ended February 28, 1997 increased by 171.5%, or $192,737, to $305,122 from $112,385 for the six months ended February 29, 1997. This increase resulted from increased borrowings under the Company's credit facilities and capital leases assumed by the Company as part of the Cardinal Acquisition offset in part by the income earned on cash balances from the IPO proceeds.

      Income Taxes. Income taxes for the six months ended February 28, 1997 decreased by 44.5%, or $282,784, to $353,216 from $636,000 for the six months ended February 29, 1996. The Company currently pays Federal, state and local income tax for its United States operations where Elements (NY) previously paid only local corporate income tax on United States operations as a result of its Subchapter S corporation status. As a result of the termination of Elements
(NY)'s Subchapter S corporation status in February 1996, the Company recorded a nonrecurring charge to operations and liability of $367,000 for additional deferred Federal and state income taxes on temporary differences in the recognition of revenues and expenses for income tax and financial reporting purposes in the six months ended February 29, 1996. The Company's effective tax rate was 33.4% in the six months ended and February 28, 1997.

      Net Income. As a result of the factors described above, net income for the six months ended February 28, 1997 increased by 159.1%, or $433,069, to $705,307 from $272,238 for the six months ended February 29, 1996.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

      Cash Flow. Net cash provided by operations was $99,611 for the first six months of fiscal 1997 and $1,226,966 for the first six months of fiscal 1996. Net cash used for investing activities was $464,125 for the first six months of fiscal 1997 and $364,514 for the first six months of fiscal 1996. The Company used $464,125 and $373,023 for the acquisition of equipment by direct purchase during such respective periods. For the first six months of fiscal 1997 and fiscal 1996, the Company acquired equipment under capital leases of $1,570,875 and $231,052, respectively, and made payments under capital leases of $903,654 and $411,262, respectively. Net short-term bank borrowings provided funds of $295,241 for the first six months of fiscal 1997 and $204,273 for the first six months of fiscal 1996.

      Bank Credit Facilities. The Company has borrowing arrangements with commercial banks in both New York and London. During the second quarter of fiscal 1997, the Company had combined credit facilities with a New York bank for its United States operations in the aggregate amount of $4,050,000, which consisted of: (i) $300,000 of five-year term loans, of which $150,000 was available to Elements (NY) for leasehold improvements to its New York City facilities, and $150,000 was available to Elements (SF) for the purchase of equipment and for the Company's San Francisco operations; (ii) a $1,200,000 line of credit which was available to Cardinal for working capital purposes; (iii) a $1,400,000 term loan which was available to Cardinal for acquisition financing;
(iv) a $700,000 line of credit which was available to Elements (NY) for working capital purposes; and (v) a $450,000 line of credit which was available to Elements (SF) for working capital purposes. As at February 28, 1997, the Company had an outstanding balance of approximately $1,523,324 under the term loans. As at February 28, 1997, the Company had an outstanding balance of approximately $1,493,000 under these lines of credit.

      Subsequent to the end of the quarter, on April 3, 1997, the Company renegotiated its credit facility arrangements with its New York bank for the Company's United States operations. The Company now has combined credit facilities for its United States operations in the aggregate amount of $8,350,000, which consist of a: (i) $4,500,000 revolving credit facility which is available for corporate acquisition purposes; and (ii) $3,850,000 line of credit facility which is available for working capital purposes. Such credit facilities are available to be used by each of the Company's four United States subsidiaries. Under such credit facilities, an ABR Loan bears interest at the Alternate Base Rate plus 0.25%. A Eurodollar Loan bears interest at the Adjusted LIBO Rate plus 2.50%. As at April 4, 1997, the Company had an outstanding balance of approximately $1,725,000 under the revolving credit facility and $2,503,000 under the line of credit. The foregoing information relating to the Company's new credit facilities is qualified in its entirety by reference to the complete text of the related documents which are filed as exhibits hereto.

      The credit facilities contain covenants which require the Company to maintain certain tangible net worth and debt service coverage ratios based on the combined assets of the Company and its subsidiaries and limiting borrowings up to specified amounts of accounts receivable aged 90 days or less. The credit facilities are secured by a first priority lien on all of the assets of the borrowers. The lines of credit are renewable annually each December. Unidigital is a guarantor on all bank debts of the Company's United States operating subsidiaries.

      The Company has combined lines of credit of Pounds Sterling 900,000 (approximately $1,404,000) for working capital for its United Kingdom operations. These lines of credit are renewable annually and bear interest at 2.25% over the Bank's Base Rate, as defined, for borrowings up to Pounds Sterling 600,000 and bear interest at 2.75% over the Bank's Base Rate for borrowings in excess of such amount. At February 28, 1997, the Company had an outstanding balance of Pounds Sterling 975,025 (approximately $1,588,803) under these lines of credit which bear interest at a rate of 8.44% per annum. These lines of credit contain covenants limiting borrowings up to specified amounts of accounts receivable aged 120 days or less and are guaranteed by Unidigital for the principal amount of up to Pounds Sterling 500,000.

      As of February 28, 1997, the Company was in compliance with all covenants under its credit facilities.

      The Company expects that cash flow from operations will be sufficient to fund its capital lease obligations, debt service payments under its credit facilities, capital expenditures and operations for at least 12 months. The Company may require additional financing to consummate future acquisitions. There can be no assurance that the Company will be able to secure such additional financing on terms favorable to the Company.

      Working Capital. The Company's working capital increased by $31,258 from $2,319,343 at August 31, 1996 to $2,350,601 at February 28, 1997. Such increase was attributable primarily to increased net income offset in part by the maturation of debt owing to the principal stockholder of the Company.

      Acquisitions. Subsequent to the end of the quarter, on April 4, 1997, Unidigital/Boris consummated the Boris Acquisition. The aggregate purchase price consists of the following: (i) $1,725,000 in cash; (ii) an aggregate of $300,000 in guaranteed future payments to Boris Image Group and its management team;
(iii) $250,000 in restricted Common Stock; and (iv) a potential earn-out payment of up to $500,000 payable at the end of the Company's next fiscal year.

      Inflation, Foreign Currency Fluctuations and Interest Rate Changes. Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation, currency fluctuations or interest rate changes have historically had a material effect on revenues, sales or results of operations. Inflation, currency fluctuations and changes in interest rates have, however, at various times, had significant effects on the economies of the United States and the United Kingdom and could adversely impact the Company's revenues, sales and results of operations in the future. If there is a material adverse change in the relationship between the Pound Sterling and the United States Dollar, such change would adversely affect the results of the Company's United Kingdom operations as reflected in the Company's financial statements. The Company has not hedged its exposure with respect to this currency risk, and does not expect to do so in the future, since it does not believe that it is practicable for it to do so at a reasonable cost.

                                     PART II

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Stockholders of the Company was held on January 30, 1997.

      There were 2,976,717 shares present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

         NOMINEE                      FOR                     WITHHELD
         -------                      ---                     --------
William E. Dye                     2,974,523                    2,194
Peter Saad                         2,974,523                    2,194
Anthony Manser                     2,974,523                    2,194
Harvey Silverman                   2,974,523                    2,194
David Wachsman                     2,974,523                    2,194


      Also at the meeting, a vote was taken on the proposal to adopt the 1997 Equity Incentive Plan. Of the 2,976,717 shares present at the meeting in person or by proxy, 2,562,605 shares were voted in favor of such proposal, 62,450 shares were voted against such proposal, and 5,500 shares abstained from voting. There were also 346,162 broker non-votes with respect to such proposal.

      In addition, a vote was taken at the meeting on the proposal to adopt the 1997 Non-Employee Director Stock Option Plan. Of the 2,976,717 shares present at the meeting in person or by proxy, 2,611,605 shares were voted in favor of such proposal, 15,750 shares were voted against such proposal, and 4,500 shares were abstained from voting. There were also 344,862 broker non-votes with respect to such proposal.

      Finally, a vote was taken at the meeting on the proposal to ratify the appointment of Ernst & Young LLP as the independent certified public accountants of the Company for the fiscal year ending August 31, 1997. Of the 2,976,717 shares present at the meeting in person or by proxy, 2,974,248 shares were voted in favor of such proposal, 2,169 shares were voted against such proposal, and 300 shares abstained from voting.

ITEM 5.     OTHER INFORMATION.

      Subsequent to the end of the quarter, on April 3, 1997, the Company renegotiated its credit facility arrangements with its New York bank for the Company's United States operations. The Company now has combined credit facilities for its United States operations in the aggregate amount of $8,350,000, which consist of a: (i) $4,500,000 revolving credit facility which is available for corporate acquisition purposes; and (ii) $3,850,000 line of credit facility which is available for working capital purposes. Such credit facilities are available to be used by each of the Company's four United States subsidiaries. Under such credit facilities, an ABR Loan bears interest at the Alternate Base Rate plus 0.25%. A Eurodollar Loan bears interest at the Adjusted LIBO Rate plus 2.50%. As at April 4, 1997, the Company had an outstanding balance of approximately $1,725,000 under the revolving credit facility and $2,503,000 under the line of credit. The foregoing information relating to the Company's new credit facilities is qualified in its entirety by reference to the complete text of the related documents which are filed as exhibits hereto.

       Subsequent to the end of the quarter, on April 4, 1997, Unidigital/Boris consummated the Boris Acquisition. The Company intends to continue such line of business. The assets purchased included Boris Image Group's entire customer list, inventory, accounts receivable, equipment, trade name and certain contract rights. The aggregate purchase price consists of the following: (i) $1,725,000 in cash; (ii) an aggregate of $300,000 in guaranteed future payments to Boris Image Group and its management team; (iii) $250,000 in restricted Common Stock; and (iv) a potential earn-out payment of up to $500,000 payable at the end of the Company's next fiscal year. In addition, the Company granted options to purchase 50,000 shares of Common Stock to employees of Boris Image Group at an exercise price of $5.25 per share under the 1997 Plan. The Company funded the purchase price from its renegotiated credit facility arrangements with The Chase Manhattan Bank. In determining the purchase price, the Company considered, among other factors, the past and projected revenues generated from the customers of Boris Image Group and the value of the acquired assets.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits.

                  10.1 Asset Purchase Agreement dated as of April 4, 1997 by and among Unidigital Inc., Unidigital/Boris Corporation, Boris Image Group, Inc., Leslie W. Brewer, II and Michael Hartnett.

                  10.2  1997 Equity Incentive Plan.

                  10.3  1997 Non-Employee Director Stock Option Plan.

                  10.4 Credit Agreement dated as of April 3, 1997, among Unidigital Elements (NY), Inc., Unidigital/Cardinal Corporation, Unidigital Elements (SF), Inc., Unidigital/Boris Corporation, and The Chase Manhattan Bank.

                  10.5 Revolving Credit Note dated April 3, 1997 in the aggregate principal amount of $4,500,000 evidencing revolving credit facility with The Chase Manhattan Bank.

                  10.6 Line Loan Note dated April 3, 1997 in the aggregate principal amount of $3,850,000 evidencing line of credit facility with The Chase Manhattan Bank.

                  10.7 Security Agreement dated as of April 3, 1997, among Unidigital Elements (NY), Inc., Unidigital/Cardinal Corporation, Unidigital Elements (SF), Inc., Unidigital/Boris Corporation, and The Chase Manhattan Bank.

                  10.8 Pledge Agreement dated as of April 3, 1997 made by Unidigital Inc. in favor of The Chase Manhattan Bank.

                  10.9 Guarantee Agreement dated as of April 3, 1997 made by Unidigital Inc. in favor of The Chase Manhattan Bank.

                  21    List of Subsidiaries.

            (b)   Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed. Financial statements with respect to Boris Image Group shall be filed with the Securities and Exchange Commission no later than sixty (60) days after the date of the filing of this Form 10-QSB.

                                   SIGNATURES



      In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNIDIGITAL INC.



DATE:  April 14, 1997            By:  /s/William E. Dye
                                    -------------------------------
                                    William E. Dye, President,
                                    Chief Executive Officer and
                                    Chief Financial Officer
                                    (Principal Executive, Financial
                                    and Accounting Officer)