Form 10QSB
period 1997-05-31
UNIDIGITAL INC
filed 1997-07-15
CIK 1003934

CONFORMED COPY


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1997
                         Commission file number 0-27664


                                 UNIDIGITAL INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                                       13-3856672
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


545 West 45th Street, New York, New York                                10036
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (212) 337-0330
                           ---------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes:   X     No:
                                       ---        ---

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of June 30, 1997:

Class                                                           Number of Shares
-----                                                           ----------------
Common Stock, $.01 par value                                        3,243,243

         Transitional Small Business Disclosure Format (check one):

                                 Yes:         No:  X
                                       ---        ---

                        UNIDIGITAL INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------


                                                                                                        Page
                                                                                                        ----

PART I   FINANCIAL INFORMATION

         Item 1.      Financial Statements................................................................1

                CONSOLIDATED BALANCE SHEETS
                as at August 31, 1996 (audited)
                and May 31, 1997 (unaudited)..............................................................2

                CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months and Nine Months Ended
                May 31, 1997 and May 31, 1996 (unaudited).................................................3

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended
                May 31, 1997 and May 31, 1996 (unaudited).................................................4

                NOTES TO CONSOLIDATED FINANCIAL
                STATEMENTS (unaudited)....................................................................5

         Item 2.      Management's Discussion and Analysis
                      or Plan of Operation................................................................11

                Results of Operations.....................................................................11

                Liquidity, Capital Resources and Other Matters............................................14

PART II  OTHER INFORMATION

         Item 5.      Other Information...................................................................16

         Item 6.      Exhibits and Reports on Form 8-K....................................................16

SIGNATURES................................................................................................17

                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements

                        UNIDIGITAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                               May 31,           August 31,
                                                                                1997                1996
                                                                              --------           ----------
                                                                            (unaudited)
                                        ASSETS
Current assets:
   Cash and cash equivalents......................................          $ 3,475,176         $ 4,145,514
   Accounts receivable (less allowance for doubtful
     accounts of 389,288 and $200,814 at
     May 31, 1997 and August 31, 1996, respectively)..............            7,502,190           3,207,857
   Prepaid expenses and other current assets......................            3,187,677             835,129
                                                                            -----------         -----------
       Total current assets.......................................           14,165,043           8,188,500
Property, plant and equipment, net................................           11,277,710           8,594,985
Intangible assets, net............................................            5,904,563             797,213
Deferred Financing................................................              500,000                  --
Other assets......................................................               81,723              42,628
                                                                            -----------         -----------
       Total Assets...............................................          $31,929,039         $17,623,326
                                                                            ===========         ===========
                                        LIABILITIES
Current liabilities:
   Due to banks...................................................          $ 4,485,712         $ 1,741,973
   Current portion of long-term debt..............................              199,072              77,800
   Current portion of capital lease obligations...................            1,943,835           1,476,076
   Accrued payments for acquisition
    of business and cancellation of options.......................                   --             202,930
   Accounts payable and accrued expenses..........................            4,762,961           1,792,973
   Income taxes payable...........................................              409,832             216,366
   Loans and notes payable to stockholders........................              366,513             361,039
                                                                            -----------         -----------
       Total current liabilities..................................           12,167,925           5,869,157
Non-current portion of long-term debt.............................            3,465,517           1,898,865
Non-current portion of capital lease obligations..................            3,389,570           1,974,033
Deferred income taxes.............................................              481,033             516,596
Other liabilities.................................................              412,500                  --
Notes payable.....................................................            2,600,000                  --
                                                                            -----------         -----------
       Total liabilities..........................................          $22,516,545         $10,258,651
                                                                            ===========         ===========
                               STOCKHOLDERS' EQUITY
Preferred stock -- authorized 5,000,000 shares,
   $.01 par value each; none issued or outstanding................                   --                  --
Common stock -- authorized 10,000,000 shares,
   $.01 par value each; 3,243,243 and 3,189,216 shares
   issued and outstanding at May 31, 1997 and
   August 31, 1996, respectively..................................               32,243              31,892
Additional paid-in capital........................................            6,207,007           5,462,153
Retained earnings.................................................            3,142,668           1,897,252
Cumulative foreign translation adjustment.........................               30,576             (26,622)
                                                                            -----------         -----------
       Total stockholders' equity.................................            9,412,494           7,364,675
                                                                            -----------         -----------
       Total Liabilities and Stockholders' Equity.................          $31,929,039         $17,623,326
                                                                            ===========         ===========

     The Notes to Consolidated Financial Statements are made a part hereof.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                        Three Months Ended,              Nine Months Ended,
                                                    -------------------------        --------------------------
                                                      May 31,        May 31,           May 31,         May 31,
                                                       1997           1996              1997            1996
                                                      -------        -------           -------         -------
Net sales......................................     $7,664,033     $3,298,072        $18,157,668     $8,557,322
                                                    ----------     ----------        -----------     ----------

Cost of sales..................................      4,239,289      1,422,973          9,624,915      3,852,896

Selling, general and
  administrative expenses .....................      1,769,870      1,041,776          4,784,420      2,577,711

Corporate expenses*............................        503,857        108,715          1,233,671        381,484
                                                    ----------     ----------        -----------     ----------

       Total operating expenses................      6,513,016      2,573,464         15,643,006      6,812,091
                                                    ----------     ----------        -----------     ----------

       Income from operations..................      1,151,017        724,608          2,514,662      1,745,231

Interest expense...............................        396,921         88,374            695,660        231,591

Interest and other income......................        (67,175)       (30,567)           (60,792)       (61,399)
                                                    ----------     ----------        -----------     ----------

Income before income taxes.....................        821,271        666,801          1,879,794      1,575,039
                                                    ----------     ----------        -----------     ----------

Income taxes (including $367,000
  nonrecurring provision relating to
  termination of Subchapter S status
  on February 1, 1996) ........................        281,162        270,711            634,378        906,711
                                                    ----------     ----------        -----------     ----------

NET INCOME ....................................     $  540,109     $  396,090        $ 1,245,416     $  668,328
                                                    ==========     ==========        ===========     ==========

Net income per common share....................     $     0.17     $     0.13        $      0.39     $     0.27
                                                    ==========     ==========        ===========     ==========

Weighted average common shares outstanding.....      3,228,083      3,150,000          3,203,121      2,472,000
                                                    ==========     ==========        ===========     ==========


*For the three-month and nine-month periods ended May 31, 1996, this line item was referred to as "Principal stockholder/officers' compensation."


     The Notes to Consolidated Financial Statements are made a part hereof.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Nine Months Ended,
                                                                              -------------------------
                                                                                 May 31,        May 31,
                                                                                  1997           1996
                                                                                -------         -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
     Net income....................................................          $ 1,245,416      $  668,328
                                                                             -----------      ----------
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization...............................            1,346,217         651,915
       Provision for deferred income taxes.........................              (73,530)        362,272
       Provision for doubtful accounts.............................               77,182          41,035
       Loss on sale of equipment...................................                   --           1,181

       Net changes in assets and liabilities net of purchase
         of Boris Image Group, Inc. and Libra City Corporate
         Printing Ltd.:
         Accounts receivable.......................................           (1,376,573)       (800,634)
         Prepaid expenses and other current assets.................           (1,841,527)       (304,193)
         Other assets..............................................               (6,184)        (18,153)

         Accounts payable and accrued expenses.....................            2,004,481         436,301
         Income taxes payable......................................              181,743         124,164
                                                                             -----------      ----------
         Total adjustments.........................................              311,809         493,888
                                                                             -----------      ----------
         Net cash provided by operating activities.................            1,557,225       1,162,216
                                                                             -----------      ----------
Cash flows from investing activities:
   Additions to property and equipment.............................             (959,996)       (898,530)
   Proceeds from sale of equipment.................................                   --           9,234

   Purchase of Boris Image Group, Inc. and Libra City
    Corporate Printing Ltd.........................................           (5,320,902)        (85,000)
                                                                              ----------      ----------
         Net cash used for investing activities....................           (6,280,898)       (974,296)
                                                                              ----------      ----------
Cash flows from financing activities:
   Net proceeds from bank borrowings...............................            5,721,404         735,037
   Payments on capital lease obligations...........................           (1,493,261)       (682,894)
   Payments of notes for cancellation of options
     and acquisition of business...................................             (177,893)       (250,250)
   Dividends paid..................................................                   --        (750,000)

   Net proceeds from public offering of common stock...............                   --       5,353,755

   IPO issuance costs..............................................               (4,214)             --
   Stockholder loans...............................................                   687             --
   Common Stock issued.............................................                   460             --
                                                                              -----------     ----------
         Net cash provided by financing activities.................             4,047,183      4,405,648
                                                                              -----------     ----------
Effect of foreign exchange rates on cash...........................                 6,152        (14,407)
                                                                              -----------     ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...............              (670,338)     4,579,161
Cash and cash equivalents -- beginning of period...................             4,145,514        186,802
                                                                              -----------     ----------
Cash and cash equivalents -- end of period.........................           $ 3,475,176     $4,765,963
                                                                              ===========     ==========
Supplemental disclosures:
   Interest paid...................................................           $   685,467     $  214,622
                                                                              ===========     ==========
   Income taxes paid...............................................           $   706,879     $  349,036
                                                                              ===========     ==========
Noncash transactions:
   Equipment acquired under capital lease obligations..............           $ 2,025,673     $1,013,849
                                                                              ===========     ==========
   Notes payable issued as dividends...............................           $        --     $  498,000
                                                                              ===========     ==========

     The Notes to Consolidated Financial Statements are made a part hereof.

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note A - Basis of Presentation:

         The information presented for May 31, 1997, and for the three-month and the nine-month periods ended May 31, 1997 and May 31, 1996, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of May 31, 1997 and the results of its operations and its cash flows for the three-month and the nine-month periods ended May 31, 1997 and May 31, 1996.

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

         The consolidated financial statements include the accounts of Unidigital Inc. and its direct and indirect subsidiaries. All significant intercompany balances have been eliminated.

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


Note B - Summary of Significant Accounting Policies:

         Organization and Business:

         Unidigital Inc., a Delaware corporation, is the parent holding company of five wholly-owned operating subsidiaries, Unidigital Elements (NY), Inc., formerly known as LinoGraphics Corporation ("Elements (NY)"), Elements (UK) Limited ("Elements (UK)"), Unidigital Elements (SF), Inc., formerly known as LinoGraphics (Delaware) Corporation ("Elements (SF)"), Unidigital/Cardinal Corporation ("Unidigital/Cardinal") and Unidigital/Boris Corporation ("Unidigital/Boris"). Elements (NY) engages in the on-demand print and prepress business in

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


New York City. Elements (UK) engages in the on-demand print and prepress business and, through its wholly-owned subsidiary, Regent Communication (UK) Limited, operates the digital print business in London. Elements (UK) also provides printing services to the London financial community through its wholly-owned subsidiary Libra City Corporate Printing Limited ("Libra"). Libra was acquired on May 22, 1997 when the Company, through Elements (UK), purchased all of the issued and outstanding capital stock of Libra. Elements (SF) owns and operates the San Francisco on-demand prepress business and retouching studio. Unidigital/Cardinal engages in the digital prepress and digital printing business services to advertising agencies and corporations in the New York City area. Unidigital/Boris engages in the business of digital imaging and photographic processing in the Boston area.

         Foreign Currency Translation:

         The portion of the Company's financial statements relating to the Company's United Kingdom operations are translated into United States Dollars using period-end exchange rates ((pound)1.00 = $1.56 at August 31, 1996 and $1.64 at May 31, 1997) for balance sheet accounts and average exchange rates ((pound)1.00 = $1.55 for the year ended August 31, 1996; and $1.64 and $1.53 for the three months ended May 31, 1997 and May 31, 1996, respectively; and $1.64 and $1.54 for the nine months ended May 31, 1997 and May 31, 1996, respectively) for the statements of operations and cash flows for the respective periods. The translation difference is recorded as a separate component of stockholders' equity.

         Net Income Per Share:

         Net income per share is computed using the weighed average number of common and common equivalent shares outstanding during the applicable period.

Note C - Termination of S Corporation Status and Related Income Tax Matters:

         Prior to the Company's initial public offering on February 1, 1996 (the "IPO"), Elements (NY) filed its federal and state income tax returns under the provisions of Subchapter S of the Internal Revenue Code, pursuant to which its taxable income was reportable on the personal tax returns of its stockholders and the applicable federal and state income taxes thereon were payable directly by them. As a result of the IPO, the Subchapter S status was terminated effective February 1, 1996. Accordingly, $367,000 additional federal and state income taxes, applicable to temporary differences in the recognition of income and expenses for financial accounting and income tax reporting purposes existing at February 1, 1996, have been recorded and charged to operations for the nine-month period ended May 31, 1996. Such charge results solely from the termination of the Subchapter S status in the United States and is nonrecurring.

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note D - Stockholders' Equity:

         Common Stock:

         The Company has authorized 10,000,000 shares of Common Stock, $.01 par value per share. As at May 31, 1997, 3,243,243 shares of Common Stock were issued and outstanding. The Company has reserved for issuance (i) 675,000 shares of Common Stock upon exercise of options granted or to be granted under its Stock Option Plans, see Note E, (ii) 92,000 shares of Common Stock upon exercise of warrants issued to Burnham Securities Inc., the managing underwriter for the IPO, exercisable at a price of $7.20 per share for a period of four years commencing February 1, 1997, and (iii) 400,000 shares of Common Stock upon exercise of warrants issued in connection with certain loans to be made to the Company in an aggregate principal amount not to exceed $4,000,000. Such warrants shall be exercisable at a price of $4.00 per share for a period of five years commencing on the date of issuance of such warrants. As at May 31, 1997, the Company had issued warrants to purchase up to 260,000 shares of Common Stock in connection with such loans. As at June 30, 1997, 3,243,243 shares of Common Stock were issued and outstanding.

         Preferred Stock:

         The Company has an authorized class of 5,000,000 shares of Preferred Stock, $.01 par value per share, which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board of Directors may determine without further action by the Company's stockholders. There were no shares of Preferred Stock issued or approved for issuance as of May 31, 1997.

Note E - Stock Option Plans:

         Unidigital's Board of Directors has adopted, and the stockholders of Unidigital have approved, the 1995 Unidigital Inc. Long-Term Stock Investment Plan (the "1995 Stock Plan"), the 1995 Directors Stock Option Plan (the "1995 Directors Plan"), the 1997 Equity Incentive Plan (the "1997 Plan"), and the 1997 Non-Employee Director Stock Option Plan (the "1997 Non-Employee Director Plan" and, together with the 1995 Stock Plan, the 1995 Directors Plan, the 1997 Plan, the "Stock Option Plans"). The total aggregate number of shares of Common Stock for which options may be granted under the Stock Option Plans is 675,000, subject to certain adjustments to reflect changes in Unidigital's capital stock. The Company has committed to grant options to purchase 291,700 shares of Common Stock at an exercise price ranging from $4.50 to $6.75 per share as of May 31, 1997 under the 1995 Stock Plan. In addition, as of May 31, 1997, the Company has granted options to purchase (i) 60,000 shares of Common Stock at an exercise price ranging from $5.25 to $5.375 per share under the 1997 Plan, and (ii) 10,000 shares

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


of Common Stock at an exercise price of $5.125 per share under the 1997 Non-Employee Director Plan. As of May 31, 1997, no options have been granted under the 1995 Directors Plan. The Company has also granted options to purchase 50,000 shares of Common Stock at an exercise price of $6.00 per share outside the Plans as of May 31, 1997.

Note F - Acquisitions:

         On April 4, 1997, Unidigital/Boris purchased certain assets and assumed certain liabilities of Boris Image Group, Inc. ("Boris Image Group"), a Boston, Massachusetts based company which principally engages in the business of digital imaging and photographic processing (the "Boris Acquisition"). The aggregate purchase price consisted of the following: (i) $1,725,000 in cash; (ii) an aggregate of $300,000 in guaranteed future payments to Boris Image Group and its management team; (iii) $250,000 in restricted Common Stock; and (iv) a potential earn-out payment of up to $500,000 payable at the end of the Company's next fiscal year. The Company funded the purchase price from its renegotiated credit facility arrangements with its New York bank. See "Note G - Bank Credit Facilities and Other Loans." The acquisition was recorded using the purchase method of accounting and the results of operations are included in the financial statements since the date of acquisition. The preliminary allocation of purchase price, which includes goodwill of approximately $2,627,000, may change upon final determination of the fair value of the net assets acquired. The related goodwill will be amortized on a straight-line basis over 15 years.

         On May 22, 1997, Elements (UK) acquired all of the issued and outstanding capital stock of Libra, a London-based financial printer (the "Libra Acquisition"). The purchase price included cash payments of (pound)1,823,750 (approximately $2,972,700) and a potential earn-out payment of up to (pound)500,000 (approximately $815,000) payable by March 31, 1998. The Company funded the purchase price from the proceeds of certain five-year loans and a line of credit from its United Kingdom bank. See "Note G - Bank Credit Facilities and Other Loans." The acquisition was recorded using the purchase method of accounting and the results of operations are included in the financial statements since the date of acquisition. The preliminary allocation of purchase price, which includes assets of $3,618,000, liabilities of $2,199,000 and goodwill of approximately $2,369,000, may change upon final determination of the fair value of the net assets acquired. The related goodwill will be amortized on a straight-line basis over 15 years.


         The following supplemental pro forma information is presented as if the Company had completed the Cardinal Acquisition, the Boris Acquisition and the Libra Acquisition, and the related borrowings as of September 1, 1995 and 1996, respectively:

                                        Nine Months Ended May 31,
                                        -------------------------
                                          1997              1996
                                          ----              ----

Net Sales                              $25,964,371        $25,356,664
Net income                                 657,352           310,952
Net income per share                          0.21              0.13

Note G - Bank Credit Facilities and Other Loans:

         On April 3, 1997, the Company renegotiated its credit facility arrangements with its New York bank, and now has combined credit facilities for its United States operations in the aggregate amount of $8,350,000, which consist of a: (i) $4,500,000 revolving credit facility which is available for corporate acquisition purposes; and (ii) $3,850,000 line of credit facility

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


which is available for working capital purposes. Such credit facilities are available to be used by each of the Company's four United States subsidiaries. Interest under such credit facilities is at the Company's option at the Alternate Base Rate, as defined, plus 0.25% or the Adjusted LIBO Rate, as defined, plus 0.25%. As of May 31, 1997, the Company had an outstanding balance of $1,725,000 under the revolving credit facility and $2,710,110 under the line of credit.

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

         The Company has combined lines of credit of (pound)1,145,000 (approximately $1,877,800) for working capital for its United Kingdom operations. These lines of credit are renewable annually and bear interest at 2.25% over the Bank's Base Rate, as defined, for borrowings up to (pound)600,000 and bear interest at 2.75% over the Bank's Base Rate for borrowings in excess of such amount. At May 31, 1997, the Company had an outstanding balance of (pound)1,138,798 (approximately $1,867,629) under these lines of credit which bear interest at a rate of 8.67% per annum. These lines of credit contain covenants limiting borrowings up to specified amounts of accounts receivable aged 120 days or less and are guaranteed by Unidigital for the principal amount of up to (pound)500,000.

         As of May 31, 1997, the Company was in compliance with all covenants under its credit facilities.

         In May 1997, the Company borrowed an aggregate principal amount of $2,600,000 pursuant to certain five-year loans which have a put option after one year. In connection with such loans, the Company granted five-year warrants to the lenders to purchase up to an aggregate amount of 260,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. In addition, the Company granted "piggyback" registration rights, subject to certain limitations, to such lenders. Included among the lenders were David Wachsman and Harvey Silverman, directors of the Company. Such directors loaned an aggregate of $300,000 of the above amount to the Company and received warrants to purchase an aggregate of 30,000 shares of the Company's Common Stock. The warrants, which were deemed to have a value of $500,000, have been recorded as deferred financing fees, which are being amortized on a straight-line basis over one year.

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note H - Subsequent Events:

         Subsequent to the end of the quarter, the Company borrowed an additional aggregate principal amount of $1,400,000 pursuant to certain five-year loans which have a put option after one year. In connection with such loans, the Company granted five-year warrants to the lenders to purchase up to an aggregate amount of 140,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. In addition, the Company granted "piggyback" registration rights, subject to certain limitations, to such lenders.

Item 2.    Management's Discussion and Analysis or Plan of Operation.

General

         The Company provides a full range of digital imaging, prepress and print services to the New York City, San Francisco, London and Boston markets. Digital prepress services involve preparing an image for reproduction by any of several printing processes. Using advanced computer technology, the Company provides the imaging and reproduction services required by graphic artists in connection with the creation of designs for their clients, which include end-users of printed media such as consumer product packaging, marketing and advertising materials. The Company's services are designed to afford graphic artists the ability to make numerous changes and enhancements in their designs throughout the design and approval process with shorter turnaround times and at reduced costs as compared to traditional prepress methods. Once a design is approved, the Company provides the vital technological and service interface between graphic artists and traditional commercial volume printers necessary to translate the approved design into the format required for volume printing. The Company also provides scanning, traditional photographic services, financial printing services and short-run digital printing.

Results of Operations

         The consolidated financial information includes both the Company's United States operations and its United Kingdom operations. On August 9, 1996, the Company, through a wholly-owned subsidiary, acquired the business and certain assets of a competing company located in New York City (the "Cardinal Acquisition"). As a result of such acquisition, the Company has expanded its digital prepress and digital print operations in the New York City and surrounding area. On April 4, 1997, the Company, through a wholly-owned subsidiary, consummated the Boris Acquisition and, as a result, engages in the business of digital imaging and photographic processing. On May 22, 1997, the Company, through a wholly-owned subsidiary, consummated the Libra Acquisition and, as a result, provides financial printing services to the London financial community.

         Three Months Ended May 31, 1997 and May 31, 1996

         Net Sales. Net sales for the three months ended May 31, 1997 ("Third Quarter of Fiscal 1997") increased by 132%, or $4,365,961, to $7,664,033 from $3,298,072 for the three months ended May 31, 1996 ("Third Quarter of Fiscal 1996"). Net sales for the Company's United States operations increased by 218%, or $3,322,914, from $1,521,651 in the Third Quarter of Fiscal 1996 to $4,844,565
in the Third Quarter of Fiscal 1997. This increase was attributable primarily to an increase in net sales resulting from the Cardinal Acquisition and the Boris Acquisition. Net sales for the Company's United Kingdom operations increased by 59%, or $1,043,047, from $1,776,421 in the Third Quarter of Fiscal 1996 to $2,819,468 in the Third Quarter of Fiscal 1997. This increase was attributable primarily to increases in the Company's short-run digital print operations and, to a lesser extent, the inclusion of net sales resulting from the Libra Acquisition.

         Cost of Sales. Cost of sales for the Third Quarter of Fiscal 1997 increased by 198%, or $2,816,316, to $4,239,289 from $1,422,973 for the Third
Quarter of Fiscal 1996. As a percentage of net sales, cost of sales increased 12% from 43% for the Third Quarter of Fiscal 1996 to 55% for the Third Quarter of Fiscal 1997. Cost of sales for the Company's United States operations increased 19% as a percentage of net sales from 36% for the Third Quarter of Fiscal 1996 to 55% for the Third Quarter of Fiscal 1997. Such increase was attributable primarily to higher costs associated with increased digital print services provided by the Company's United States operations. Costs of sales for the Company's United Kingdom operations increased 6% as a percentage of net sales from 50% for the Third Quarter of Fiscal 1996 to 56% for the Third Quarter of Fiscal 1997. Such increase was attributable primarily to the change in product mix in the Company's United Kingdom operations to include more digital print and financial print services. Digital print and financial print services have higher costs compared to digital prepress services.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased 70%, or $728,094, from $1,041,776 for the Third Quarter of Fiscal 1996 to $1,769,870 for the Third Quarter of Fiscal 1997. Such increase was attributable primarily to the increased level of operations which resulted from the Cardinal Acquisition, the Boris Acquisition and, to a lesser extent, the Libra Acquisition. As a percentage of net sales, SG&A decreased from 32% for the Third Quarter of Fiscal 1996 to 23% for the Third Quarter of Fiscal 1997. Such decrease in SG&A as a percentage of net sales was due primarily to the centralization of certain administrative functions.

         Corporate Expenses. Corporate expenses for the Third Quarter of Fiscal 1997 increased 363%, or $395,142, to $503,857 from $108,715 for the Third
Quarter of Fiscal 1996. This increase was due to the hiring of additional management and administrative personnel and costs associated with the Company's acquisitions and the Company's status as a publicly held company. Corporate expenses of Unidigital include financial and administrative personnel, investor relations, legal and other professional fees and facilities cost.

         Income from Operations. Income from operations for the Third Quarter of Fiscal 1997 increased 59%, or $426,409, to $1,151,017 from $724,608 for the
Third Quarter of Fiscal 1996. Of this amount, $933,525 was contributed by the Company's United States operations and $721,349 by the Company's United Kingdom operations, offset by $503,857 in corporate expenses. This increase resulted from higher net sales offset by higher production costs associated with the changing product mix of the Company's operations to include more digital print services.

         Net Interest Expense. Net interest expense for the Third Quarter of Fiscal 1997 increased by 470%, or $271,939, to $329,746 from $57,807 for the
Third Quarter of Fiscal 1996. This increase resulted from increased borrowings under the Company's credit facilities and capital leases assumed by the Company as part of the Cardinal Acquisition and the Boris Acquisition.

         Income Taxes. Income taxes for the Third Quarter of Fiscal 1997 increased by 4%, or $10,451, to $281,162 from $270,711 for the Third Quarter of Fiscal 1996.

         Net Income. As a result of the factors described above, net income for the Third Quarter of Fiscal 1997 increased by 36%, or $144,019, to $540,109 as compared to net income of $396,090 for the Third Quarter of Fiscal 1996.

         Nine Months Ended May 31, 1997 and May 31, 1996

         Net Sales. Net sales for the nine months ended May 31, 1997 increased by 112%, or $9,600,346, to $18,157,668 from $8,557,322 for the nine months ended
May 31, 1996. Net sales for the Company's United States operations increased by 172%, or $7,007,234, from $4,082,637 in the nine months ended May 31, 1996 to
$11,089,871 in the nine months ended May 31, 1997. This increase was attributable primarily to an increase in net sales resulting from the Cardinal Acquisition, the Boris Acquisition and, to a lesser extent, the inclusion of net sales from the Elements (SF) operations for the nine months ended May 31, 1997. Net sales for the Company's United Kingdom operations increased by 58%, or $2,593,112, from $4,474,685 in the nine months ended May 31, 1996 to $7,067,797 in the nine months ended May 31, 1997. This increase was attributable primarily to increases in the Company's short-run digital print and prepress operations and, to a lesser extent, the inclusion of net sales resulting from the Libra Acquisition.

         Cost of Sales. Cost of sales for the nine months ended May 31, 1997 increased by 150%, or $5,772,019, to $9,624,915 from $3,852,896 for the nine months ended May 31, 1996. As a percentage of net sales, cost of sales increased 8% from 45% for the nine months ended May 31, 1996 to 53% for the nine months ended May 31, 1997. Cost of sales for the Company's United States operations increased 11% as a percentage of net sales from 40% for the nine months ended May 31, 1996 to 51% for the nine months ended May 31, 1997. Such increase was attributable primarily to higher costs associated with increased digital print services provided by the Company's United States operations. Costs of sales for the Company's United Kingdom operations increased 8% as a percentage of net sales from 49% for the nine months ended May 31, 1996 to 57% for the nine months ended May 31, 1997. Such increase was attributable primarily to the change in product mix in the Company's United Kingdom operations to include more digital print and financial print services. Digital print and financial print services have higher costs compared to digital prepress services.

         Selling, General and Administrative Expenses. SG&A increased 86%, or $2,206,709, from $2,577,711 for the nine months ended May 31, 1996 to $4,784,420 for the nine months ended May 31, 1997. Such increase was attributable primarily to the increased level of operations which resulted from the Cardinal Acquisition, the Boris Acquisition and, to a lesser extent, the Libra Acquisition and the inclusion of the Elements (SF) operations for the nine months ended May 31, 1997. As a percentage of net sales, SG&A decreased from 30% for the nine months ended May 31, 1996 to 26% for the nine months ended May 31, 1997. Such decrease in SG&A as a percentage of net sales was due primarily to the centralization of certain administrative functions.

         Corporate Expenses. Corporate expenses for the nine months ended May 31, 1997 increased 223%, or $852,187, to $1,233,671 from $381,484 for the nine months ended May 31,

1996. This increase was due to the hiring of additional management and administrative personnel and costs associated with the Company's acquisitions and the Company's status as a publicly held company. Such costs did not exist prior to the Company's IPO. Corporate expenses of Unidigital include financial and administrative personnel, investor relations, legal and other professional fees and facilities cost.

         Income from Operations. Income from operations for the nine months ended May 31, 1997 increased 44%, or $769,431, to $2,514,662 from $1,745,231 for the nine months ended May 31, 1996. Of this amount, $2,266,418 was contributed by the Company's United States operations and $1,481,915 by the Company's United Kingdom operations, offset by $1,233,671 in corporate expenses. This increase resulted from higher net sales offset by higher production costs associated with the changing product mix of the Company's operations to include more digital print services.

         Net Interest Expense. Net interest expense for the nine months ended May 31, 1997 increased by 273%, or $464,676, to $634,868 from $170,192 for the nine months ended May 31, 1996. This increase resulted from increased borrowings under the Company's credit facilities and capital leases assumed by the Company as part of the Cardinal Acquisition and the Boris Acquisition, offset, in part, by the income earned on cash balances from the IPO proceeds.

         Income Taxes. Income taxes for the nine months ended May 31, 1997 decreased by 30%, or $272,333, to $634,378 from $906,711 for the nine months ended May 31, 1996. The Company currently pays Federal, state and local income tax for its United States operations where Elements (NY) previously paid only local corporate income tax on United States operations as a result of its Subchapter S corporation status. As a result of the termination of Elements
(NY)'s Subchapter S corporation status in February 1996, the Company recorded a nonrecurring charge to operations and liability of $367,000 for additional deferred Federal and state income taxes on temporary differences in the recognition of revenues and expenses for income tax and financial reporting purposes in the nine months ended May 31, 1996.

         Net Income. As a result of the factors described above, net income for the nine months ended May 31, 1997 increased by 86%, or $577,088, to $1,245,416 from $668,328 for the nine months ended May 31, 1996.

Liquidity, Capital Resources and Other Matters

         Cash Flow. Net cash provided by operations was $1,557,225 for the first nine months of fiscal 1997 and $1,162,216 for the first nine months of fiscal 1996. Net cash used for investing activities was $6,280,898 for the first nine months of fiscal 1997 and $974,296 for the first nine months of fiscal 1996. The Company used $959,996 and $898,530 for the acquisition of equipment by direct purchase during such respective periods. For the first nine months of fiscal 1997 and fiscal 1996, the Company acquired equipment under capital leases of $2,025,673 and $1,013,849, respectively, and made payments under capital leases of $1,493,261 and $682,894, respectively. Net short-term bank borrowings provided funds of $5,721,404 for the first nine months of fiscal 1997 and $735,037 for the first nine months of fiscal 1996.

         Bank Credit Facilities. The Company has borrowing arrangements with commercial banks in both New York and London. During the Third Quarter of Fiscal 1997, the Company renegotiated its credit facility arrangements with its New York bank, and now has combined credit facilities for its United States operations in the aggregate amount of $8,350,000. See "Notes to Consolidated Financial Statements - Note G."

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

         Working Capital. The Company's working capital decreased by $322,225 from $2,319,343 at August 31, 1996 to $1,997,118 at May 31, 1997. Such decrease was attributable primarily to increased capital lease obligations incurred in connection with the Cardinal Acquisition, the Boris Acquisition and the Libra Acquisition offset, in part, by increased net income.

         Acquisitions. On April 4, 1997, Unidigital/Boris consummated the Boris Acquisition. The aggregate purchase price consisted of the following: (i) $1,725,000 in cash; (ii) an aggregate of $300,000 in guaranteed future payments to Boris Image Group and its management team; (iii) $250,000 in restricted Common Stock; and (iv) a potential earn-out payment of up to $500,000 payable at the end of the Company's next fiscal year.

         On May 22, 1997, Elements (UK) consummated the Libra Acquisition. The purchase price included cash payments of (pound)1,823,750 (approximately $2,972,700) and a potential earn-out payment of up to (pound)500,000 (approximately $815,000) payable by March 31, 1998.

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

                                     PART II

Item 5.  Other Information.

        On May 15, 1997, Michael Brown was elected to the offices of Vice President, Chief Financial Officer and Secretary of the Company.

        Subsequent to the end of the quarter, on June 30, 1997, the Company changed the address of its principal executive offices to 545 West 45th Street, New York, New York 10036.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)    Exhibits.


         Exhibit No.                     Description of Exhibit
         -----------                     ----------------------

              4.1                        Form  of Subordinated Promissory Note, together with
                                         Schedule of Holders.

              4.2                        Form of Warrant, together with Schedule of Holders.

              4.3                        Form  of  Registration  Rights  Agreement, together
                                         with Schedule of Holders.

              10.1                       Employment Agreement dated as of March 1, 1997 by
                                         and between Unidigital Inc.and Peter Saad.

         (b)    Reports on Form 8-K.

               Subsequent to the end of the quarter, on June 6, 1997, the Company filed a Current Report on Form 8-K ("Form 8-K") with the Securities and Exchange Commission relating to the Libra Acquisition. The Form 8-K also discloses the terms of certain loans made to the Company, the proceeds of which the Company used to fund the purchase price of the Libra Acquisition.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIDIGITAL INC.



DATE:       July 15, 1997                  By: /s/ William E. Dye
                                               ------------------
                                               William E. Dye, President
                                               and Chief Executive Officer
                                               (Principal Executive Officer)




DATE:       July 15, 1997                  By: /s/ Michael Brown
                                               -----------------
                                               Michael Brown, Vice President
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)