Form 10KSB
period 1997-08-31
UNIDIGITAL INC
filed 1997-12-12
CIK 1003934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 1997

                           Commission File No. 0-27664

                                 UNIDIGITAL INC.
                                 ---------------
                 (Name of Small Business Issuer in Its Charter)

               Delaware                                 13-3856672
               --------                                 ----------
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)

545 West 45th Street, New York, New York                                  10036
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (212) 397-0800
                                 --------------
                           (Issuer's Telephone Number,
                              Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                          Name of Each Exchange
         Title of Each class                               on Which Registered
         -------------------                               -------------------

-------------------------------          --------------------------------------

-------------------------------          --------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                          ----------------------------

                                (Title of Class)

     Check  whether  the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:            X                         No:
           ----------                               ----------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's  revenues  for  its  fiscal  year  ended  August  31,  1997  were:
$27,261,856.

     The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Issuer was: $13,339,679 at October 31, 1997 based on the last sales price on that date.

     State the number of shares outstanding of each of the Issuer's classes of Common Stock, as of October 31, 1997:

Class                                              Number of Shares
-----                                              ----------------

Common Stock, $.01 par value                          3,243,243

     The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Issuer's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS
                               -----------------

              Item                                                          Page

PART I    1. Business......................................................... 1

          2. Properties.......................................................10

          3. Legal Proceedings............................................... 10

          4. Submission of Matters to a Vote of Security Holders............. 10

PART II   5. Market for the Company's Common Equity and Related
             Stockholder Matters............................................. 11

          6. Management's Discussion and Analysis or Plan of Operation....... 12

          7. Financial Statements............................................ 16

          8. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure............................. 16

PART III  9. Directors, Executive Officers, Promoters and Control
             Persons, Compliance with Section 16 (a) of the
             Exchange Act.................................................... 18

          10. Executive Compensation......................................... 18

          11. Security Ownership of Certain Beneficial Owners
              and Management................................................. 18

          12. Certain Relationships and Related Transactions................. 18

PART IV   13. Exhibits, List and Reports on Form 8-K......................... 19

SIGNATURES ...................................................................20

EXHIBIT INDEX.................................................................22

FINANCIAL STATEMENTS.........................................................F-1

                                     PART I
                                     ------

Item 1.   Business.
------------------

General
-------

     Unidigital Inc., together with its wholly-owned subsidiaries (collectively, the "Company"), provides a full range of digital prepress, four color digital offset printing, wide format and financial printing products and services to the New York City, San Francisco, London and Boston markets. Using advanced computer technology, the Company provides the imaging and reproduction services required by graphic artists and marketing professionals in connection with the creation of printed and photographic materials for their clients. The Company's clients include advertising agencies, publishers, corporations, government agencies, retailers, marketing communications firms and financial institutions. The Company's services are designed to afford graphic artists and marketing professionals the ability to make numerous changes and enhancements in the design and content of printed materials throughout the design and approval process, with shorter turnaround times and at reduced costs as compared to traditional industry methods.

     The Company conducts its operations through five wholly-owned subsidiaries:
(i) Unidigital Elements (NY), Inc., formerly known as LinoGraphics Corporation ("Elements (NY)"); (ii) Elements (UK) Limited ("Elements (UK)"); (iii)
Unidigital Elements (SF), Inc., formerly known as LinoGraphics (Delaware) Corporation ("Elements (SF)"); (iv) Unison (NY), Inc., formerly known as Unidigital/Cardinal Corporation ("Unison (NY)"); and (v) Unison (MA), Inc., formerly known as Unidigital/Boris Corporation ("Unison (MA)"). Elements (NY) engages in the digital prepress and four color digital offset printing business in New York City. Elements (UK) engages in the digital prepress and four color digital offset printing business in London. In addition, Elements (UK), through its wholly-owned subsidiary Regent Communications (UK) Limited ("Regent"), operates a digital print business in London. Elements (UK) also provides printing services to the London financial community through its wholly-owned subsidiary Libra City Corporate Printing Limited ("Libra"), which was acquired in May 1997. Elements (SF) operates an on-demand prepress business and retouching studio in San Francisco. Unison (NY) engages in the digital prepress, four color digital offset printing and wide format printing businesses in the New York City area. Unison (MA) engages in the business of four color digital offset printing, wide format, digital imaging and photographic processing in the Boston area.

     The Company's core services include the following:

     Digital Prepress. Digital prepress services involve preparing an image for reproduction by any of several input, digital retouching, proofing and output processes.

     Four Color Digital Offset Printing. Four color digital offset printing, also known as "on-demand" or "short-run" printing, involves translating and integrating computer-generated graphic design and content into a four color printed image on a digital printing press. The advantage of the four color digital printing process is realized in time and cost savings to clients by replacing traditional color separations, metal printing plates and graphic processes with digital technology.

     Wide Format. Wide format output allows for large format printing produced from graphic digital files. Inkjet, electrostatic and laser technologies are utilized to produce wide format images on different substrates for specific applications. Retail point of purchase displays, posters and signage are the most common uses for these technologies. The Company also provides commercial photographic products and services that utilize digital imaging technology for the production of traditional photographic materials.

     Financial Printing. The Company's financial printing services include the production, formatting and printing of corporate finance and research documents for corporate clients. The Company utilizes both traditional and digital print technology to produce these documents. Digital printing and expertise in the financial market are especially important for their customers, who often require documents printed on-demand in both four color and black and white.

     The Company's logos are trademarks of the Company. All other trademarks and trade names referred to in this Form 10-KSB are the property of the respective owners and are not the property of the Company.

     The statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to the digital print industry; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

     The Company was incorporated in Delaware in 1995 when it effected a merger of its predecessor companies into a new Delaware corporation for the sole purpose of relocating its state of incorporation from New York to Delaware. The address of the Company's principal executive offices is 545 West 45th Street, New York, New York 10036, and its telephone number is (212) 397-0800.

Acquisition Strategy
--------------------

     As part of its on-going business strategy, the Company seeks to acquire companies and businesses in markets with concentrations of graphic artists and marketing professionals. In furtherance of this strategy, the Company has consummated four acquisitions since February 1996. In March 1996, the Company acquired certain assets of TX Unlimited, Inc. ("TX"), a San Francisco, California based graphics arts company. In August 1996, the Company acquired substantially all of the assets of Cardinal Communications Group, Inc. and its affiliate C-Max Graphics, Inc., a New York City based company which provided digital prepress, digital printing and wide format services in the New York metropolitan area (the "Cardinal Acquisition"). The Cardinal Acquisition marked the Company's entry into short-run color digital print services in the New York City market. In April 1997, the Company acquired substantially all of the assets of Boris Image Group, Inc., a Boston, Massachusetts based company which principally engaged in the business of photographic, wide format and digital imaging (the "Boris Acquisition"). The Boris Acquisition increased the Company's presence by entering the Boston market and enhanced its position in the photographic, wide format, digital printing and digital imaging market. In May 1997, the Company acquired all of the capital stock of Libra, a London-based financial printer (the "Libra Acquisition"). The Libra Acquisition has enabled the Company to market its services to both the financial and commercial marketplace in the London market.

Services and Markets
--------------------

     Digital Prepress

     The Company provides a comprehensive array of high quality digital prepress services including the production and finishing of photographic quality or high resolution color proofs, production of electronic color separations, imagesetting, retouching, production of plate-ready films and digital scanning of artwork. These services are a necessary step between the creative process and the actual printing of a graphic design. Digital prepress services provided by the Company fall into two broad categories: input services and output services.

     --   Input Services
          Scanning is an input service that utilizes digital optic technology to digitize photographic transparencies, negatives, prints or other artwork which is then color corrected, retouched to specifications and stored on tape, disk or CD-ROM media.

     --   Output  Services
          Output services include printing images of digitized files onto a variety of substrates such as high quality color proofs which vary in size and resolution, prepress products required for volume printing of a design, camera-ready art for printer's mechanicals, plate-ready film for a high quality color work, contract or Match Prints(TM), imagesetting and color separation.

     Four Color Digital Offset Printing

     The Company provides four color digital offset printing services, in the New York City, London and Boston markets. Four color digital offset printing is implemented by utilizing two Canon CLC 1000 digital color copiers, four Indigo E-Print 1000 digital printing presses and one Heidelberg QuickMaster DI four color digital printing press. These digital printing presses allow for four color process printing that is both less expensive and quicker than traditional production processes by eliminating the traditional production needs of color separations, metal plates and other pre-production processes. Each press offers different advantages to end-users in speed, production, quality and cost.

     --   Canon CLC 1000
          The Canon CLC 1000 is utilized for print runs of 1 to 500. The Canon CLC 1000 produces multiple copies immediately from a digital file with none of the pre-production processes traditional printing employs.

     --   Indigo E-Print 1000
          The Indigo E-Print 1000 is targeted for print runs of 1 to 1,000. The Indigo E-Print 1000 produces high quality four color printing on a variety of paper stocks within 24 hours.

     --   Heidelberg QuickMaster DI
          The Heidelberg QuickMaster DI targets print runs between 500 and 5,000. The Heidelberg QuickMaster DI also produces high quality four color printing on a variety of paper stocks within 24 hours, but in longer print runs.

     Traditional finishing and bindery services are also provided as ancillary services to these digital printing processes. The Company's London operations offer finished "on-demand" documents using the Xerox Docutech(TM), a high speed digital press. The Company's black and white digital printing services are generally used for the production of financial documents. With the introduction of its digital color printing service in New York, London and Boston, using the Canon CLC 1000, the Indigo E-Print 1000 and the Heidelberg QuickMaster DI, the Company enables its clients to take a design through the approval, production and printing phases at one location with one vendor.

     Wide Format

     The Company provides digital and traditional photographic solutions for graphic artists and marketing professionals. Graphic applications for wide format products and services include point of purchase displays for retailers, trade show graphics, vehicle graphics, interior architectural signage, museum displays, outdoor signage, outdoor banners, floor graphics, art murals and courtroom displays. The Company utilizes the following digital wide format devices:

     --   Iris(TM)
          Iris(TM) output devices produce a high quality, continuous tone color output on a variety of paper stocks.

     --   NovaJet(TM)
          NovaJet(TM) inkjet devices produce full color quality graphics on paper, vinyl, transparency or canvas substrates from digital files.

     --   Cactus(TM)
          Cactus(TM) output devices utilize color toner based plotter technology that is timely, cost effective and can be finished in a variety of ways.

     --   Durst Lambda(TM)
          Durst Lambda(TM) output produces laser printing on photographic substrates from digital files. This technology utilizes three lasers to precisely expose continuous tone full color images and designs onto mural size photographic print or transparency substrates.

     Financial Printing

     The Company provides financial printing services to financial institutions in the London market. The Company's black and white and four color digital offset printing services provide financial printing clients a resource for responsive, accurate corporate finance and research documents delivered in a time sensitive manner. Financial printing services are available on a 24-hour basis and include typesetting, formatting and remote locations for the printing of financial documents.

     Ancillary Products and Services

     The Company also provides ancillary products and services associated with its core services such as:

     --   Photographic Printing and Processing
          The Company,  through Unison (MA), operates a commercial  photographic
          lab  that  produces  traditional   photographic   printing  and  photo
          processing.

     --   Mounting and Lamination
          In connection with the production of digital prepress color proofs, digital four color offset printing and wide format printing, the Company offers mounting and laminating in a variety of substrates and finishes, along with many finishing services.

     --   Production Services
          The Company also provides production services to magazine publishers and advertising agencies involving both digital prepress services and production work. Production services include placing scanned images into existing layouts and image manipulation.

     --   Interlinks
          As a value-added service, the Company offers a remote output service via a high speed telecommunications link between its New York City, San Francisco, London and Boston offices whereby a client with computer-generated files in one location can have immediate access to output at the other location while maintaining uniform standards of quality control and customer service at constant prices.

Customers
---------

     The Company's customers consist of graphic design firms, marketing communications departments, financial institutions, advertising agencies, publishers, corporations and individual graphic artists, as well as businesses in a variety of industries requiring large display graphics and specialized digital offset printing services, including financial printing. The Company receives individual orders from customers on a project-by-project basis rather than under long-term service contracts. Continued engagements for successive jobs are dependent primarily upon customers' satisfaction with the quality of previous services. Many of the Company's customer relationships are long-standing, and the Company believes that its relationships with customers and its reputation for quality service are excellent. The Company has a diversified client base, with the largest client accounting for less than 4% of fiscal 1997 net sales.

Sales and Marketing
-------------------

     The Company markets its services to a broad and diverse client base encompassing various industries by direct sales methods targeted at existing and potential customers. The Company sells its services utilizing sales persons and a director of sales in each of its locations. In developing its on-demand digital printing services, the Company seeks customers from its existing client base and by specifically targeting and marketing to other end-users of printed color media encompassing a broad base of industries. The Company uses various marketing methods including direct mail, product samples, trade shows, promotions and internet sites. The Company also mails out extensive collateral material on products and services offered, testimonials of previous projects and "how to" sheets for file preparation. The internet site is a repository for information on products and services, press releases on the Company, up-coming events and industry news.

     In March 1997, the Company implemented a branding strategy to better market the Company's diverse products and services. There are three brands utilized by the Company: Elements, with locations in New York City, San Francisco and London (the "Elements Group"), Unison, with locations in New York City, San Francisco and Boston (the "Unison Group"), and the "Regent Group," a consolidation of Regent and Libra, in the London market. The Elements Group, via telemarketing and direct mail, sells primarily to graphic artists and marketing professionals who design and prepare files for reproduction. The New York and London operations are open 24 hours a day, 6 days a week. Projects are priced from a published price list. The Unison Group sells its products and services to primarily corporate clients, marketing and communications departments in large corporations, advertising agencies and publishers. Sales are consultative in nature, largely project driven and are not usually subject to a published price list. The Regent Group sells primarily to financial institutions, government agencies and corporations. Sales are consultative in nature and project based. To date, the Company has not yet been able to determine the impact that the branding strategy has had on the Company's financial performance.

Competition
-----------

     The Company's businesses operate in highly competitive and fragmented markets. Competition in the commercial printing industry, wide format photo-imaging and financial printing industry is based on several factors, including quality, price and speed of turnaround. The Company's competitors include other providers of digital prepress services, digital four color offset and commercial printers, wide format, and financial print providers.

     Digital Prepress Providers

     The Company competes directly with other digital prepress providers, which generally are smaller companies and provide some, but not all of the services provided by the Company, as well as storefront copy shops which provide some of the Company's lower-end services such as the printing of color proofs. Other direct competitors include traditional providers of prepress services, which may have greater financial, marketing and other resources than the Company, and the in-house graphics departments of large consumers of prepress services, such as advertising agencies and large corporations. The Company believes that, at present, only the largest consumers can economically perform these services in-house. However, as technology improves and becomes less expensive (as it historically has), the Company expects that it will lose a portion of its business to existing or potential clients who purchase digital prepress equipment and perform some portion of their prepress requirements in-house. The Company believes it can effectively compete with in-house providers due to its ability to provide services 24 hours a day, 6 days a week, at competitive prices. In addition, since the Company serves hundreds of clients annually, the Company is able to spread the capital cost of the equipment quickly, thereby permitting the Company to make frequent upgrades and to purchase and lease state-of-the-art equipment which in-house providers may not be able to do on a cost-effective basis.

     The Company believes that to remain competitive it must maintain existing customer relationships and recognize, develop and leverage new technologies and additional services which meet the evolving needs of its client base.

     Digital Four Color Offset and Commercial Printers

     The Company's digital on-demand printing business faces competition from conventional printers which have added, or plan to add, digital presses. Further, many of the Company's prepress competitors have purchased digital presses. The Company believes it has several competitive advantages over conventional printers and prepress service providers. First, the Company currently handles a large number of relatively small jobs and has the capability to process such small jobs on a volume basis with the proper service mentality. Second, the Company has existing clients which the Company believes are likely to become users of digital presses. Third, because digital printing provides another type of output from the graphic artist's computer files and because the Company's clients are accustomed to using the Company for output services, the Company believes its customers will begin to use the Company to provide this value-added service. Finally, unlike certain of its competitors, the Company presently possesses the computer hardware, software and expertise to support digital printing.

     The Company competes indirectly with commercial printers which often provide prepress services to their clients in connection with volume printing services. The Company believes that it has a competitive advantage over such conventional printers for several reasons. Unlike many printers, the Company's operations are located in large urban areas with high concentrations of corporate clients and graphic artists, thereby facilitating rapid turnaround and direct client contact. In addition, most printers either cannot support or do not have broad experience supporting the hardware and software widely used by graphic artists. In contrast, the Company believes that it has the expertise to support the digital printing services required by graphic artists.

     Wide Format

     The Company competes in a wide format marketplace that is rapidly growing. This industry is characterized by many smaller companies often servicing narrow market channels such as law firms, local retailers and general display markets. Such companies are often at a financial disadvantage when competing with the Company's comprehensive array of output devices, software and inter-company high speed network. The Company's expertise, output devices, software and network enable the Company to output and manage large projects that are difficult for such smaller companies to administer.

     Financial Printing

     The Company provides document creation services and financial printing services in the London market only. Although competition is intense, the Company has, through use of appropriate technology and by providing a comprehensive range of services, increased its market share.

     There can be no assurance that the Company will be able to continue to compete successfully with existing and new competitors in any of the Company's markets.

Government Regulation
---------------------

     The industry, while not heavily regulated, is subject to federal, state, and local laws, regulations and ordinances governing the removal and handling of hazardous waste. The Company believes it is in compliance in all material respects with such laws, regulations and ordinances and maintains these standards through internal control and disposal methods at each location. Hazardous substances resulting from prepress, digital printing and photographic processes are disposed of by third party vendors in each of the local markets in which the Company conducts its operations. To date, the cost of compliance with such laws, regulations and ordinances has not been material. In the event the Company expands its operations, it may be subject to additional environmental laws, regulations or ordinances, including requirements to obtain certain environmental permits. The Company cannot predict the environmental legislation or regulations that may be enacted in the future or how existing or future laws or regulations will be administered or interpreted. Developments such as additional requirements imposed by more stringent laws or regulations, as well as vigorous enforcement policies of regulatory agencies or stricter interpretation of existing laws may require additional expenditures by the Company, some or all of which may be material.

Employees
---------

     As of October 31, 1997, the Company employed 314 persons, approximately 308 of whom are full-time employees. Of such employees, 204 are employed in the United States and 104 are employed in the United Kingdom. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

Item 2. Properties.
------------------

     The Company owns its principal executive offices in New York City, totaling approximately 34,000 square feet of commercial real estate. Such property is subject to a first priority lien held by The Chase Manhattan Bank as security for the Company's borrowings under its credit facilities. In addition, the Company currently leases approximately 9,500 square feet in New York City, under leases which expire in 1999 and that contain a one-year renewal option. The Company also leases approximately 10,300 square feet in London, which leases expire in 2000. In addition, in connection with the Libra Acquisition, the Company acquired a lease for approximately 8,900 square feet in London. The Company is currently renegotiating such lease. In connection with the Boris Acquisition, Unison (MA) assumed a lease for approximately 37,500 square feet in Boston, which lease expires in December 1998 and has a five-year renewal option. Finally, the Company occupies approximately 2,900 square feet of space in San Francisco pursuant to a month-to-month lease. The Company believes that its current facilities are suitable and adequate for its current operations and short-term foreseeable needs, and that it will be able to renew these leases or obtain alternative space for such facilities upon the expiration of the current leases. Additional facilities will be required to support growth as the Company expands into new geographic areas.

Item 3. Legal Proceedings.
-------------------------

     There is no material litigation pending to which the Company is a party or to which any of its properties is subject.

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

     Not applicable.

                                    PART II

 Item 5.  Market  for the  Company's  Common  Equity  and  Related Stockholder
          Matters.
 -----------------------------------------------------------------------------

     Prior to February 1, 1996, there was no established market for the Company's Common Stock. Since February 1, 1996 the Common Stock has been quoted on the Nasdaq National Market under the symbol "UNDG."

     The following table sets forth the high and low sales prices for the Company's Common Stock for the quarters indicated (since February 1, 1996) as reported by the Nasdaq National Market. The quotes represent inter-dealer prices without adjustments or mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                        Common Stock
                                                        ------------
Quarter ended                                    High                Low
-------------                                    ----                ---

February 29, 1996........................       $6 7/8               $5

May 31, 1996 ............................       $9 1/4               $4 7/16

August 31, 1996..........................       $8 5/8               $5 11/16

November 30, 1996........................       $6 3/4               $4 1/8

February 28, 1997........................       $6 1/8               $4 1/2

May 31, 1997.............................       $5 7/8              $4 13/16

August 31, 1997..........................       $8                   $5 3/8

     As of October 31, 1997 the approximate number of holders of record of the Common Stock was 36 and the approximate number of beneficial holders of the Common Stock was 325.

     The Company has not paid or declared cash dividends on its Common Stock since its inception. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Furthermore, the Company's credit facility contains a covenant which prohibits the Company from paying dividends or making other distributions.

Item 6. Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

General
-------

     The Company provides a full range of digital prepress, four color digital offset printing, wide format and financial printing products and services to the New York City, San Francisco, London and Boston markets. Using advanced computer technology, the Company provides the imaging and reproduction services required by graphic artists and marketing professionals in connection with the creation of printed and photographic materials for their clients. The Company's clients include advertising agencies, publishers, corporations, government agencies, retailers, marketing communications firms and financial institutions. The Company's services are designed to afford graphic artists and marketing professionals the ability to make numerous changes and enhancements in the design and content of printed materials throughout the design and approval process, with shorter turnaround times and at reduced costs as compared to traditional industry methods.

Results of Operations
---------------------

     The consolidated financial information includes both the Company's United States operations and its United Kingdom operations. On August 9, 1996, the Company, through a wholly-owned subsidiary, consummated the Cardinal Acquisition. As a result of such acquisition, the Company has expanded its digital prepress and digital print operations in the New York City and surrounding area. On April 4, 1997, the Company, through a wholly-owned subsidiary, consummated the Boris Acquisition and, as a result, engages in the business of digital imaging and photographic processing. On May 22, 1997, the Company, through a wholly-owned subsidiary, consummated the Libra Acquisition and, as a result, provides financial printing services to the London financial community. Such acquisitions have been accounted for under the purchase method of accounting and, therefore, results of operations from such acquisitions are included in the Company's consolidated financial statements from the date of the respective acquisition.

     Comparison of Fiscal Years Ended August 31, 1997 and August 31, 1996
     --------------------------------------------------------------------

     Net sales. Net sales for the fiscal year ended August 31, 1997 increased by 134%, or $15,602,038, to $27,261,856 from $11,659,818 for the fiscal year ended
August 31, 1996. Net sales for the Company's United States operations increased by 193%, or $10,731,956, from $5,560,975 in the fiscal year ended August 31, 1996 to $16,292,931 in the fiscal year ended August 31, 1997. This increase was attributable primarily to an increase in net sales resulting from the Cardinal Acquisition, the Boris Acquisition and, to a lesser extent, the inclusion of net sales from the Elements (SF) operations for the fiscal year ended August 31, 1997. Net sales for the Company's United Kingdom operations increased by 80%, or $4,870,082, from $6,098,843 in the fiscal year ended August 31, 1996 to $10,968,925 in the fiscal year ended August 31, 1997. This increase was attributable primarily to increases in the Company's short-run digital print and prepress operations and, to a lesser extent, the inclusion of net sales resulting from the Libra Acquisition.

     Cost of sales. Cost of sales for the fiscal year ended August 31, 1997 increased by 157%, or $8,827,995, to $14,449,663 from $5,621,668 for the fiscal year ended August 31, 1996. As a percentage of net sales, cost of sales increased from 48% for the fiscal year ended August 31,1996 to 53% for the fiscal year ended August 31, 1997. Cost of sales for the Company's United States operations increased as a percentage of net sales from 44% for the fiscal year ended August 31, 1996 to 48% for the fiscal year ended August 31, 1997. Such increase was attributable primarily to higher costs associated with increased digital print and wide format services provided by the Company's United States operations. Costs of sales for the Company's United Kingdom operations increased as a percentage of net sales from 52% for the fiscal year ended August 31, 1996 to 61% for the fiscal year ended August 31, 1997. Such increase was attributable primarily to the change in product mix in the Company's United Kingdom operations to include more digital print and financial print services. Digital print and financial print services have higher costs compared to digital prepress services.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased 139%, or $5,623,597, from $4,049,474 for the fiscal year ended August 31, 1996 to $9,673,071 for the fiscal year ended August 31, 1997. Such increase was attributable primarily to the increased level of operations which resulted from the Cardinal Acquisition, the Boris Acquisition and the Libra Acquisition, the hiring of additional management and administrative personnel, costs associated with the Company's acquisitions and the Company's status as a publicly held company. As a percentage of net sales, SG&A remained constant at 35% for the fiscal years ended August 31, 1996 and 1997.

     Income from operations. Income from operations for the fiscal year ended August 31, 1997 increased 58%, or $1,150,446, to $3,139,122 from $1,988,676 for the fiscal year ended August 31, 1996. Of this amount, $1,199,585 was contributed by the Company's United States operations and $1,939,537 by the Company's United Kingdom operations. This increase resulted from higher net sales offset by higher production costs associated with the changing product mix of the Company's operations to include more digital print and financial print services.

     Net interest expense. Net interest expense for the fiscal year ended August 31, 1997 increased $1,110,702, to $1,205,110 from $94,408 for the fiscal year ended August 31, 1996. This increase resulted from increased borrowings under the Company's credit facilities and capital leases assumed by the Company as part of the Cardinal Acquisition, the Boris Acquisition and the Libra Acquisition.

Income taxes. Income taxes for the fiscal year ended August 31, 1997 decreased by 44%, or $471,047, to $593,280 from $1,064,327 for the fiscal year ended August 31, 1996. The Company currently pays Federal, state and local income tax for its United States operations where it previously paid only local corporate income tax on United States operations through January 1996 as a result of its Subchapter S corporation status. As a result of the termination of the Company's Subchapter S corporation status in February 1996, the Company recorded a nonrecurring charge to operations and liability of $367,000 for additional deferred Federal and state income taxes on temporary differences in the recognition of revenues and expenses for income tax and financial reporting purposes in the fiscal year ended August 31, 1996.

     Net income. As a result of the factors described above, net income for the fiscal year ended August 31, 1997 increased by 62%, or $510,791, to $1,340,732 from $829,941 for the fiscal year ended August 31, 1996.

Liquidity, Capital Resources and Other Matters
----------------------------------------------

     Cash flow. Net cash provided by operations was $488,481 for the fiscal year ended August 31, 1997 and $1,488,318 for the fiscal year ended August 31, 1996. Net cash used in investing activities was $6,896,171 for the fiscal year ended August 31, 1997 and $3,056,770 for the fiscal year ended August 31, 1996. The Company used $1,367,586 and $1,279,502 for the acquisition of property and equipment during such respective periods. For the fiscal year ended August 31, 1997 and the fiscal year ended August 31, 1996, the Company acquired equipment under capital leases of $1,710,767 and $1,013,849, respectively, and made payments under capital leases of $1,761,154 and $692,311, respectively. Net bank borrowings provided funds of $7,442,946 for the fiscal year ended August 31, 1997 and $2,457,902 for the fiscal year ended August 31, 1996.

     Bank credit facilities. The Company has borrowing arrangements with commercial banks in both New York and London. The Company has combined credit facilities with its New York bank for its United States operations in the aggregate amount of $8,350,000, which consist of a: (i) $4,500,000 revolving credit facility which is available for corporate acquisition purposes; and (ii) $3,850,000 line of credit facility which is available for working capital purposes. Such credit facilities are available to be used by each of the Company's four United States subsidiaries. Interest under such credit facilities is at the Company's option at the Alternate Base Rate or at the Adjusted LIBO Rate, as defined, plus 0.25% in the United States and 2.25% in the United
Kingdom. As of August 31, 1997, the Company had an outstanding balance of $1,725,000 under the revolving credit facility and $2,710,110 under the line of credit.

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

     The Company has combined lines of credit of (Pound Sterling)1,145,000 (approximately $1,855,000) for working capital for its United Kingdom operations. These lines of credit are renewable annually and bear interest at 2.25% over the Bank's Base Rate, as defined, for borrowings up to (Pound Sterling)600,000 and bear interest at 2.75% over the Bank's Base Rate for borrowings in excess of such amount. At August 31, 1997, the Company had an outstanding balance of (Pound Sterling)1,101,123 (approximately $1,784,150) under these lines of credit which bear interest at a rate of 9.47% per annum. These lines of credit contain covenants limiting borrowings up to specified amounts of accounts receivable aged 120 days or less and are guaranteed by Unidigital for the principal amount of up to (Pound Sterling)500,000.

     As of August 31, 1997, the Company was not in compliance with all covenants under its credit facilities with its New York bank, but received a waiver from such bank for such noncompliance.

     Other loans. Between May 1997 and July 1997, the Company borrowed an aggregate principal amount of $4,000,000 pursuant to certain unsecured five-year loans (the "Unsecured Loans"). The holders of the Unsecured Loans have the option to put such loans to the Company after one year. In connection with the Unsecured Loans, the Company granted five-year warrants to the lenders to purchase up to an aggregate amount of 400,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. In addition, the Company granted "piggyback" registration rights, subject to certain limitations, to such lenders. Included among the lenders were David Wachsman and Harvey Silverman, directors of the Company. Such directors loaned an aggregate of $300,000 of the above amount to the Company and received warrants to purchase an aggregate of 30,000 shares of the Company's Common Stock. The warrants, which were deemed to have a value of $602,000, have been recorded as deferred financing costs, which are being amortized on a straight-line basis over one year.

     In addition, in connection with the Cardinal Acquisition, the Company assumed a loan in the principal amount of $350,000 payable to the United States Small Business Administration. Such loan matures on December 1, 2014. As of August 31, 1997, the Company had an outstanding balance of $334,368 under such loan. In connection with the Boris Acquisition and the acquisition of certain assets of TX, the Company issued promissory notes to the respective sellers as part of the consideration paid for such acquisitions. In the TX acquisition, the Company issued a promissory note in the principal amount of $85,000. Such note is payable in eight quarterly installments and matures in September 1998. As of August 31, 1997, the Company had an outstanding balance of $42,500 under such note. In the Boris Acquisition, the Company issued a promissory note in the principal amount of $150,000. Such note is payable in two equal installments and matures on January 15, 1999. As of August 31, 1997, the Company had an outstanding balance of $150,000 under such note. Finally, the Company has a term loan in the principal amount of $1,400,000 with its New York bank. Such term loan matured on September 1, 1997. At September 1, 1997, such term loan was rolled over into the Company's line of credit facility.

     The Company expects that cash flow from operations will be sufficient to fund its capital lease obligations, debt service payments, potential earn-outs, capital expenditures and operations for at least 12 months. The Company may require additional financing to consummate future acquisitions or to repay the Unsecured Loans. There can be no assurance that the Company will be able to secure such additional financing on terms favorable to the Company.

     Working capital. The Company's working capital decreased by $4,508,700 from $2,319,343 at August 31, 1996 to a working capital deficit of $2,189,357 at August 31, 1997. Such decrease was attributable primarily to increased capital lease and debt obligations incurred in connection with the Cardinal Acquisition, the Boris Acquisition and the Libra Acquisition offset, in part, by increased net income.

     Acquisitions. On April 4, 1997, Unison (MA) consummated the Boris Acquisition. The aggregate purchase price consisted of the following: (i) $1,725,000 in cash; (ii) an aggregate of $300,000 in guaranteed future payments to Boris Image Group and its management team; (iii) $250,000 in restricted Common Stock (45,480 shares); (iv) a potential earn-out payment of up to $500,000 payable 90 days after the end of the Company's 1998 fiscal year; and
(v) options to purchase 50,000 shares of the Company's Common Stock at fair market value.

     On May 22, 1997, Elements (UK) consummated the Libra Acquisition. The purchase price included cash payments of (Pound Sterling)1,823,750 (approximately $2,972,700) and a potential earn-out payment of up to (Pound Sterling)500,000 (approximately $815,000) payable by March 31, 1998.

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

Item 7. Financial Statements.
----------------------------

     The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB. A list of the financial statements filed herewith is found at "Item 13. Exhibits, List and Reports on Form 8-K."

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

     On August 28, 1996, Unidigital selected Ernst & Young LLP to act as independent accountants for the Company and informed the prior auditors, Cornick, Garber & Sandler, LLP, the Company's independent accountants since October 1995, of its decision. In connection with its audits for each of the two years in the period ended August 31, 1995 and thereafter, there were no disagreements with the prior auditors on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. The prior auditors' report on the Company's financial statements for each of the two years in the period ended August 31, 1995 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Board of Directors of the Company. The prior auditors have furnished the Company with a letter addressed to the SEC stating their agreement with the above statements. Such letter appeared as Exhibit 16 to the Company's Current Report on Form 8-K filed with the SEC on September 4, 1996. Prior to retaining Ernst & Young LLP, the Company had not consulted with Ernst & Young LLP regarding accounting principles or the type of opinion that would be rendered on the Company's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 10.  Executive Compensation.
---------------------------------

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                    PART IV

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

     (a)  (1)  Financial Statements.

          Reference  is made to the Index to Financial  Statements  on Page F-1.

     (a)  (2) Financial Statement Schedules.

          None.

     (a)  (3)  Exhibits.

          Reference is made to the Exhibit Index on Page 22.

     (b)  Reports on Form 8-K.

          On June 6, 1997, the Company filed a Current Report on Form 8-K with the SEC relating to the Libra Acquisition. Such Form 8-K also disclosed the terms of certain loans made to the Company, the proceeds of which the Company used to fund the purchase price of the Libra Acquisition.

          On August 5, 1997, the Company filed a Current Report on Form 8-K/A containing required financial statements and pro forma information relating to the acquisition disclosed in its Current Report on Form 8-K filed on June 6, 1997.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of December, 1997.

                                        UNIDIGITAL INC.


                                        By:/s/William E. Dye
                                           -----------------------------------
                                           William E. Dye, President and Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                              Date
---------                -----                              ----

/s/William E. Dye        President, Chief Executive         December 12, 1997
-------------------      Officer and Chairman of the
William E. Dye           Board of Directors (principal
                         executive, financial and
                         accounting officer)


/s/Anthony Manser        Vice President and Director        December 12, 1997
------------------
Anthony Manser


/s/Peter Saad            Senior Vice President,             December 12, 1997
-------------------      Chief Operating Officer
Peter Saad               and Director


/s/Harvey Silverman      Director                           December 12, 1997
-------------------
Harvey Silverman


/s/David Wachsman        Director                           December 12, 1997
-------------------
David Wachsman

                                 EXHIBIT INDEX
                                 -------------

Exhibit
No.                           Description of Exhibit
-------                       ----------------------

     3.1       Certificate  of  Incorporation.   Incorporated  by  reference  to
               Exhibit 3.1 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

     3.2       By-Laws.   Incorporated  by  reference  to  Exhibit  3.2  to  the
               Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

     3.3       Certificate  of  Amendment  of   Certificate  of   Incorporation.
               Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

     4.1 Form of Representative's Warrant Agreement including form of Representative's Warrant, between the Company and the Representative. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

     4.2 Form of Warrant, together with Schedule of Holders. Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 6, 1997.

     4.3 Form of Warrant, together with Schedule of Holders. Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1997.

     4.4 Form of Promissory Note, together with Schedule of Holders. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 6, 1997.

     4.5 Form of Subordinated Promissory Note, together with Schedule of Holders. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1997.

     4.6       Form of Registration Rights Agreement,  together with Schedule of
               Holders.   Incorporated  by  reference  to  Exhibit  4.3  to  the
               Company's Current Report on Form 8-K dated June 6, 1997.

     4.7 Form of Registration Rights Agreement, together with Schedule of Holders. Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1997.

Exhibit
No.                           Description of Exhibit
-------                       ----------------------

     9.1 Voting Trust Agreement dated as of November 3, 1995 between William E. Dye and Jeffrey W. Leiderman. Incorporated by reference to Exhibit 9.1 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

     10.1*     Employment Agreement dated as of November 2, 1995 between William
               E. Dye and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

     l0.2* Employment Agreement dated March l, 1997 between Anthony Manser and Elements (UK).

     10.3* Employment Agreement dated as of March 1, 1997 by and between Unidigital Inc. and Peter Saad. Incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1997.

     10.4 Separation Agreement between Unidigital Inc. and Stephen McErlain dated July 15, 1996. Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1996.

     10.5 Separation Agreement between Unidigital Inc. and Michael Brown dated September 18, 1997.

     10.6 Lease Agreement dated March 1994 between Dezer Properties and LinoGraphics for Suite 1004. Incorporated by reference to Exhibit
               10.7 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

     10.7 Lease Agreement dated August 1995 between Dezer Properties and LinoGraphics for Suite 504. Incorporated by reference to Exhibit
               10.8 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

     10.8 Lease Agreement dated as of April 20, 1995 between The Stock Exchange (Holdings) Limited and Lyledale Limited for 69 Wilson Street. Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

     10.9 Lease Agreement dated as of December 25, 1994 between Collin Estates Limited and Lyledale Limited for 48 Margaret Street. Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

     10.10* 1995 Unidigital Inc. Long-Term Stock Investment Plan. Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

Exhibit
No.                           Description of Exhibit
-------                       ----------------------

     10.11*    1995 Directors  Stock Option Plan.  Incorporated  by reference to
               Exhibit 10.12 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

     10.12*    1997 Equity Incentive Plan.  Incorporated by reference to Exhibit
               10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997.

     10.13* 1997 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997.

     10.14 Asset Purchase Agreement dated November 22, 1995 between LinoGraphics and TX Unlimited, Inc. Incorporated by reference to
               Exhibit 10.13 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

     10.15     Stock Purchase Agreement dated as of August 9, 1995 among Jeffrey
               W.   Leiderman,   William  E.  Dye  and   Stephen  J.   McErlain.
               Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

     10.16 Share Purchase Agreement By Way of Deed dated as of August 9, 1995 among Jeffrey W. Leiderman, William E. Dye, Stephen J. McErlain and Anthony Manser. Incorporated by reference to Exhibit
               10.15 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

     10.17 Asset Purchase Agreement dated as of August 2, 1996 by and among Unidigital Inc., Unidigital/Cardinal Corporation, Cardinal Communications Group Inc., C-Max Graphics, Inc., and each of Mark and Sheldon Darlow. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 19, 1996.

     10.18 Asset Purchase Agreement dated as of April 4, 1997 by and among Unidigital Inc., Unidigital/Boris Corporation, Boris Image Group, Inc., Leslie W. Brewer, II and Michael Hartnett. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997.

     10.19 Share Purchase Agreement by Way of Deed dated May 22, 1997 by and among Unidigital Inc., Elements (UK) Limited, Libra City Corporate Printing Limited, Francis Allen, Robin Bishop, Kenneth Dellow, Edward Tylee, Invesco English and International Trust, and Baronsmead Investment Trust. Incorporated by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 6, 1997.

Exhibit
No.                           Description of Exhibit
-------                       ----------------------

     10.20 Credit facilities between Elements (UK) Limited and Regent Communication (UK) Limited and Lloyds Bank. Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1996.

     10.21 Credit Agreement dated as of April 3, 1997, among Unidigital Elements (NY), Inc., Unidigital/Cardinal Corporation, Unidigital Elements (SF), Inc., Unidigital/Boris Corporation and The Chase Manhattan Bank. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997.

     10.22 Amended Revolving Credit Note dated April 3, 1997 in the aggregate principal amount of $4,500,000 evidencing a revolving credit facility with The Chase Manhattan Bank.

     10.23 Amended Line Loan Note dated April 3, 1997 in the aggregate principal amount of $3,850,000 evidencing line of credit facility with The Chase Manhattan Bank.

     10.24 Security Agreement dated as of April 3, 1997, among Unidigital Elements (NY), Inc., Unidigital/Cardinal Corporation, Unidigital Elements (SF), Inc., Unidigital/Boris Corporation and The Chase Manhattan Bank. Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997.

     10.25 Pledge Agreement dated as of April 3, 1997 made by Unidigital Inc. in favor of The Chase Manhattan Bank. Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997.

     10.26 Guarantee Agreement dated as of April 3, 1997 made by Unidigital Inc. in favor of The Chase Manhattan Bank. Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997.

     10.27 Waiver and Amendment Agreement dated as of July 1, 1997, among Unidigital Elements (NY), Inc., Unidigital/Cardinal Corporation, Unidigital Elements (SF), Inc., Unidigital/Boris Corporation, Unidigital Inc. and The Chase Manhattan Bank.

     10.28 Pledge Security Agreement dated as of July 1, 1997, between Unidigital Inc. and The Chase Manhattan Bank.

Exhibit
No.                           Description of Exhibit
-------                       ----------------------

     10.29 Second Waiver and Amendment Agreement dated as of October 1, 1997, among Unidigital Elements (NY), Inc., Unison (NY), Inc. (formerly known as Unidigital/Cardinal Corporation), Unidigital Elements (SF), Inc., Unison (MA), Inc. (the successor by merger to Unidigital/Boris Corporation), Unidigital Inc. and The Chase Manhattan Bank.

     10.30 Supplement dated as of October 1, 1997 to the Security Agreement dated as of April 3, 1997, among Unidigital Elements (NY), Inc., Unidigital Elements (SF), Inc., Unidigital/Cardinal Corporation, Unidigital/Boris Corporation and The Chase Manhattan Bank.

     10.31 Supplement dated as of October 1, 1997 to the Pledge and Security Agreement dated as of April 3, 1997, between Unidigital Inc. and The Chase Manhattan Bank.

     16 Letter re: Change in Certifying Accountants. Incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K dated September 4, 1996.

     21        Subsidiaries of the Company.

     27        Financial Data Schedule.

-------------------------------------------

* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-KSB.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Report of Independent Auditors..............................................F-2

Consolidated Balance Sheets as of
   August 31, 1997 and 1996.................................................F-3

Consolidated Income Statement for the
   years ended August 31, 1997 and 1996.....................................F-4

Consolidated Statement of Cash Flows for the
   years ended August 31, 1997 and 1996.....................................F-5

Consolidated Statement of Stockholders' Equity
   for the years ended August 31, 1996 and 1997.............................F-6

Notes to Consolidated Financial Statements..................................F-7

                         Report of Independent Auditors

The Board of Directors and Stockholders
Unidigital Inc.

We have audited the consolidated balance sheets of Unidigital Inc. as of August 31, 1997 and 1996 and the related consolidated statements of income, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unidigital Inc. at August 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Ernst & Young LLP
November 18, 1997

                                         Unidigital Inc.

                                   Consolidated Balance Sheets

                                                                                August 31,
                                                                       ---------------------------
                                                                            1997           1996
                                                                       ------------   ------------


Assets
Cash and cash equivalents ..........................................   $  3,202,766   $  4,145,514
Accounts receivable, net of allowance of $266,000
   in 1997 and $201,000 in 1996 ....................................      9,752,807      3,207,857
Deferred financing costs, net ......................................        463,931           --
Prepaid expenses ...................................................      1,529,664        758,602
Other current assets ...............................................        765,760         76,527
                                                                       ------------   ------------
Total current assets ...............................................     15,714,928      8,188,500

Property and equipment, net ........................................     11,899,475      8,594,985
Intangible assets, net .............................................      5,330,923        797,213
Other assets .......................................................         87,964         42,628
                                                                       ------------   ------------
Total assets .......................................................   $ 33,033,290   $ 17,623,326
                                                                       ============   ============

Liabilities and stockholders' equity
Accounts payable and accrued expenses ..............................   $  5,181,684   $  1,792,973
Current portion of capital lease obligations .......................      1,998,443      1,476,076
Liability for cancellation of options ..............................           --          202,930
Current portion of long-term debt ..................................     10,018,332      1,819,773
Income taxes payable ...............................................        551,235        216,366
Loans and notes payable to stockholders ............................        154,591        361,039
                                                                       ------------   ------------
Total current liabilities ..........................................     17,904,285      5,869,157

Capital lease obligations, net of current portion ..................      2,875,577      1,974,033
Long-term debt, net of current portion .............................      2,127,796      1,898,865
Deferred income taxes ..............................................        445,000        516,596
Loans and notes payable to stockholders, net of current portion ....        207,496           --
                                                                       ------------   ------------
Total liabilities ..................................................     23,560,154     10,258,651

Stockholders' equity:
   Preferred stock, par value $.01; 5,000,000 shares authorized;
     none issued and outstanding ...................................           --             --
   Common stock, par value $.01; 10,000,000 shares
     authorized; 3,243,243 shares and 3,189,216 shares
     issued and outstanding in 1997 and 1996, respectively .........         32,432         31,892
   Additional paid-in capital ......................................      6,291,613      5,462,153
   Retained earnings ...............................................      3,237,984      1,897,252
   Cumulative foreign translation adjustment .......................        (88,893)       (26,622)
                                                                       ------------   ------------
Total stockholders' equity .........................................      9,473,136      7,364,675
                                                                       ------------   ------------
Total liabilities and stockholders' equity .........................   $ 33,033,290   $ 17,623,326
                                                                       ============   ============

See notes to consolidated financial statements.
                                       F-3


                                             Unidigital Inc.

                                     Consolidated Income Statements

                                                                                   Year ended August 31
                                                                                   1997            1996
                                                                               ------------    ------------

Revenues
Net sales .................................................................    $ 27,261,856    $ 11,659,818

Expenses
Cost of sales .............................................................      14,449,663       5,621,668
Selling, general and administrative expenses ..............................       9,673,071       4,049,474
                                                                               ------------    ------------
Total operating expenses ..................................................      24,122,734       9,671,142
                                                                               ------------    ------------

Income from operations ....................................................       3,139,122       1,988,676

Interest expense ..........................................................      (1,094,628)       (326,805)
Interest expense-deferred financing costs .................................        (138,069)           --
Interest and other income .................................................          27,587         232,397
                                                                               ------------    ------------
Income before income taxes ................................................       1,934,012       1,894,268

Provision  for  income  taxes  (including
nonrecurring provision relating to termination of
subchapter S status in 1996) ...........................................            593,280       1,064,327
                                                                               ------------    ------------
Net income ................................................................    $  1,340,732    $    829,941
                                                                               ============    ============

Net income per common share ...............................................    $       0.41    $       0.31
                                                                               ============    ============

Weighted average common shares outstanding ................................       3,272,809       2,643,828
                                                                               ============    ============

Pro forma income data (Notes 2 and 10):
   Historical income before income taxes ..................................                    $  1,894,268
   Pro forma adjustment for principal stockholder/officers'
    compensation...........................................................                          72,769
                                                                                               ------------
   Pro forma income before income taxes ...................................                       1,967,037
   Pro forma income taxes .................................................                         794,616
                                                                                               ------------
   Pro forma net income ...................................................                    $  1,172,421
                                                                                               ============
   Pro forma net income per common share ..................................                    $       0.44
                                                                                               ============


See notes to consolidated financial statements.
                                       F-4


                                                           Unidigital Inc.

                                                Consolidated Statement of Cash Flows

                                                                                        Year ended August 31
                                                                                        1997            1996
                                                                                 --------------------------------
Operating activities
Net income ................................................................         $ 1,340,732    $   829,941
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization ........................................           2,193,570      1,056,845
     Provision for deferred income taxes ..................................              24,432        415,060
     Provision for bad debts ..............................................             102,417        103,849
     Stock compensation ...................................................              50,000           --
Changes in assets and liabilities net of effects of businesses acquired:
   Accounts receivable ....................................................          (3,242,341)      (963,734)
   Prepaid expenses and other current assets ..............................          (5,046,364)      (565,783)
   Other assets ...........................................................            (170,680)       (21,723)
   Accounts payable and accrued expenses ..................................           5,007,655        729,598
   Income taxes payable ...................................................             229,420        (95,735)
                                                                                 --------------------------------
Net cash provided by operating activities .................................             488,841      1,488,318
                                                                                 --------------------------------
Investing activities
Additions to property and equipment .......................................          (1,367,586)    (1,279,502)
Business acquisitions .....................................................          (5,528,585)    (1,777,268)
                                                                                 --------------------------------
Net cash used in investing activities .....................................          (6,896,171)    (3,056,770)
                                                                                 --------------------------------
Financing activities
Payments of capital lease obligations .....................................          (1,761,154)      (692,311)
Payments for cancellation of options ......................................            (213,402)      (356,185)
Proceeds from long-term debt ..............................................           7,520,691      2,635,656
Payments of long-term debt ................................................             (77,745)      (177,754)
Stockholder repayments ....................................................                --         (327,556)
Dividends paid ............................................................                --         (750,000)
Proceeds from sale of common stock, net of issuance costs .................             (36,000)     5,224,045
                                                                                 --------------------------------
Net cash provided by financing activities .................................           5,432,390      5,555,895
                                                                                 --------------------------------
Effect of foreign exchange rates on cash ..................................              32,192        (28,731)
                                                                                 --------------------------------
Net (decrease)increase in cash and cash equivalents .......................            (942,748)     3,958,712
Cash and cash equivalents at beginning of year ............................           4,145,514        186,802
                                                                                 --------------------------------
Cash and cash equivalents at end of year ..................................         $ 3,202,766    $ 4,145,514
                                                                                 ================================
Supplemental disclosures
Interest paid .............................................................         $ 1,260,633    $   257,742
                                                                                 ================================
Income taxes paid .........................................................         $   725,946    $   889,673
                                                                                 ================================
Non-cash transactions
Equipment acquired under capital lease obligations ........................         $ 1,710,767    $ 1,013,849
                                                                                 ================================
Dividends payable as note .................................................         $      --      $   498,000
                                                                                 ================================
Business acquisitions net of liabilities of $5,451,958 (1997)
   and $2,096,909 (1996) ..................................................         $ 1,436,234    $ 1,062,268
                                                                                 ================================

See notes to consolidated financial statements

                                       F-5

                                                           Unidigital Inc.

                                           Consolidated Statement of Stockholders' Equity

                                                                                          Additional      Foreign        Total
                                                               Common      Paid-In         Retained     Translation   Stockholders'
                                                                Stock      Capital         Earnings      Adjustment      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1995 (combined predecessors) ....         3,015    $   162,803    $ 2,450,834   $     (12,017)   $ 2,604,635
Cost of cancellation of options to purchase
   an additional interest in Elements .................                     (162,803)      (118,538)                      (281,341)
Exchange of S corporation stock .......................        (3,015)                      (16,985)                       (20,000)
Formation (including merger of Elements (NY),
   Elements (UK) and Elements (SF)) ...................        20,000                                                       20,000
Issuance of 1,150,000 shares of common stock in
   connection with the Initial Public Offering ........        11,500      5,212,545                                     5,224,045
Issuance of 39,216 shares of common stock in
   connection with the Unison (NY) asset acquisition ..           392        249,608                                       250,000
Dividends paid ........................................                                  (1,248,000)                    (1,248,000)
Net income ............................................                                     829,941                        829,941
Foreign currency translation adjustment ...............                                                     (14,605)       (14,605)
                                                            -----------------------------------------------------------------------
Balance at August 31, 1996 ............................        31,892      5,462,153      1,897,252         (26,622)     7,364,675
Issuance of 45,480 shares of common stock in
   connection with the Unison (MA) asset acquisition ..           455        249,545                                       250,000
Additional Initial Public Offering costs ..............                      (72,000)                                      (72,000)
Issuance  of 400,000 warrants in connection with
   financing ..........................................                      602,000                                       602,000
Issuance of 8,547  shares of common stock as employee
   compensation .......................................            85         49,915                                        50,000
Net income ............................................                                   1,340,732                      1,340,732
Foreign currency translation adjustment ...............                                                     (62,271)       (62,271)
                                                            ------------------------------------------------------------------------
Balance at August 31, 1997 ............................        32,432    $ 6,291,613    $ 3,237,984   $     (88,893)   $ 9,473,136
                                                            ========================================================================

See notes to consolidated financial statements


                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                August 31, 1997

1. Organization

Unidigital Inc., a Delaware corporation, is the parent holding company of five wholly-owned operating subsidiaries, Unidigital Elements (NY), Inc., formerly known as LinoGraphics Corporation ("Elements (NY)"), Elements (UK) Limited ("Elements (UK)"), Unidigital Elements (SF), Inc., formerly known as LinoGraphics (Delaware) Corporation ("Elements (SF)"), Unidigital/Cardinal Corporation ("Unison (NY)"), and Unidigital/Boris Corporation ("Unison (MA)"). Elements (NY) engages in the on-demand print and digital prepress business in New York City. Elements (UK) engages in the on-demand print and digital prepress business and, through its wholly-owned subsidiary, Regent Communications (UK) Limited ("Regent"), operates a financial digital print business in London. Elements (UK) also provides printing services to the London financial community through its wholly-owned subsidiary Libra City Corporate Printing Limited ("Libra"). Elements (SF) owns and operates the San Francisco on-demand prepress business and retouching studio. Unison (NY) engages in the digital prepress and digital printing business services to advertising agencies and corporations in the New York City area. Unison (MA) engages in the business of digital imaging and photographic processing in the Boston area.

In February 1996, Unidigital completed an Initial Public Offering (the "IPO") of 1,150,000 shares of its Common Stock at a price of $6.00 per share, realizing aggregate net proceeds of approximately $5,200,000. The Company used a portion of the net proceeds of the IPO to repay certain indebtedness under the Company's credit facilities.

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

                                 Unidigital Inc.

2. Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives ranging from: three years for vehicles and computer software, five to seven years for machinery and equipment, furniture and office equipment, 40 years for real property including related improvements and leasehold improvements over the lesser of the estimated useful life of the leasehold improvement or the term of the related lease including exercisable renewal options.

Intangible Assets

Intangible assets relate to the excess of purchase price over the fair value of the net tangible assets acquired, ("goodwill"), which is being amortized over 15 years. Amortization of approximately $172,000 and approximately $33,000 was recorded for the years ended August 31, 1997 and 1996, respectively. Accumulated amortization at August 31, 1997 and 1996 was $239,000 and $67,000, respectively.

It is the Company's policy to account for goodwill at amortized cost. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that it may be impaired. If this review indicates that the intangibles will not be recoverable as determined by a nondiscounted cash flow analysis of the Company over the remaining amortization period, the carrying value of the Company's intangibles would be reduced to its estimated realizable value.

                                 Unidigital Inc.

2. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Deferred Financing Costs

Deferred financing costs relate to costs incurred in connection with debt financing which are amortized over the term of the related debt.

Stock Options

In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") compensation costs for stock is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire that stock.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("FAS 123") which establishes financial accounting and reporting standards for stock based employee compensation plans and the issuance of warrants and similar instruments. The Company has elected the disclosure only provisions of FAS 123 and to continue accounting for the stock based compensation under the provisions of APB 25.

Reclassification of certain financial information

Certain amounts have been reclassified to conform with the current year presentation.

Foreign Currency Translation

The portion of the Company's financial statements relating to the United Kingdom operations are translated into U.S. dollars using period exchange rates ((pound)1= $1.62 and $1.56 at August 31, 1997 and 1996, respectively, for balance sheet accounts) and average exchange rates ((pound)1= $1.64 and $1.55 for the year ended August 31, 1997 and 1996, respectively, for the income statement accounts). The translation difference is reflected as a separate component of stockholders' equity.

                                 Unidigital Inc.

2. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying values of financial instruments approximate their estimated fair value as a result of variable market interest rates and/or the short term maturity of these instruments.

Income Statement--Pro Forma Information

The 1996 pro forma information on the income statement gives effect to the historical combined results of operations adjusted for (i) the reduced level of salaries paid to the principal stockholder/officer and the former partner and
(ii) the income tax effect of Elements (NY) changing from Subchapter S status, as if these had occurred effective September 1, 1995 (see Note 10). Pro forma net income per common share is based on pro forma net income and the weighted average number of common shares outstanding.

Income Taxes

The Company accounts for income taxes under the liability method as required by Statement of Financial Accounting Standards Board Statement No. 109 ("FAS 109"), "Accounting for Income Taxes." FAS 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Under this approach, differences between financial statement and tax bases of assets and liabilities are determined, and deferred income tax assets and liabilities are recorded for those differences that have future tax consequences. Valuation allowances are established, if necessary, to reduce any deferred tax asset recorded to an amount that will more likely than not be realized in future periods. Income tax expense is composed of the current tax payable or refundable for the period plus or minus the net change in deferred tax assets and liabilities.

Earnings Per Share

Earnings per share is based on the weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive.

                                 Unidigital Inc.

2. Basis of Presentation and Summary of Significant Accounting Policies (continued)

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for years ending after December 15, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. Statement No. 128 is not expected to have a material impact on the net income and pro forma net income per share.

3. Acquisitions

As part of the purchase of Regent in March 1995, two of its former stockholders were each granted an option to acquire for (pound)50,000 an additional 6-1/2% share interest in Elements exercisable upon a public floatation of its stock. In November 1995, the options were cancelled in consideration for payments of approximately (pound)180,000 (approximately $281,000). At August 31, 1997 such amounts have been paid.

In March 1996, the Company purchased certain assets for $170,000 and assumed certain liabilities aggregating $140,500 of TX Unlimited Inc., a San Francisco, California based graphics arts company. The purchase price included an $85,000 payment at closing and a $85,000 note.

In August 1996, the Company acquired certain assets of Cardinal Communications Group, Inc. and C-Max Graphics, Inc. The purchase price included cash payments of $1,450,000, issuance of $250,000 of restricted Common Stock of the Company (39,216 shares) and the assumption of certain liabilities. During 1997, the final determination of the fair value of the net assets acquired were completed. The final purchase price of $2,040,000, which includes costs incurred in connection with the acquisition approximated the fair value of the net assets acquired. The purchase agreement requires additional payments based on the future five year performance, with a maximum earn-out of $1,500,000. The potential earn-out will be recorded as additional purchase price when earned.

                                 Unidigital Inc.

3. Acquisitions (continued)

In April 1997, the Company purchased certain assets and assumed certain liabilities of Boris Image Group, Inc. The aggregate purchase price consisted of the following: (i) cash payments of $1,725,000; (ii) an aggregate of $300,000 in guaranteed future payments of Boris Image Group and its management team; (iii) $250,000 in restricted common Stock of the Company (45,480 shares); (iv) a potential earn-out payment of up to $500,000 payable 90 days after the end of the Company's 1998 fiscal year; and (v) options to purchase 50,000 shares of the Company's common stock at fair market value. The Company funded the purchase from its credit facility arrangements with its New York bank. The total purchase price of $2,511,000, which includes costs incurred in connection with the acquisition, exceeded the tangible net assets acquired by approximately $2,601,000, which has been recorded as goodwill. The potential earn-out will be recorded as additional purchase price when earned.

In May 1997, the Company acquired all of the issued and outstanding capital stock of Libra. The aggregate purchase price consisted of cash payments of (pound)1,823,750 (approximately $2,972,000) and a potential earn-out payment of up to (pound)500,000 (approximately $815,000) payable by March 31, 1998. The Company funded the purchase price from the proceeds of unsecured five-year loans and a line of credit from its United Kingdom bank. The total purchase price of approximately (pound)2,208,000 (approximately $3,577,000), which includes costs incurred in connection with the acquisition, exceeded the tangible net assets acquired by approximately (pound)1,280,000 (approximately $2,074,000), which has been recorded as goodwill.

The aforementioned acquisitions were accounted for using the purchase method of accounting and the results of operations have been included in the accompanying financial statements from their respective dates of acquisitions.

                                 Unidigital Inc.

3. Acquisitions (continued)

The following unaudited pro forma information is presented as if the Company had completed the aforementioned acquisitions, and the related borrowings at the beginning of the respective periods.


                                                            August 31,
                                                     1997             1996
                                               -------------------------------

Net sales ..............................         $35,284,257      $34,676,550
Net income .............................             877,352          465,952
Net income per share ...................                0.27             0.18

4. Property and Equipment

Property and equipment consist of the following:

                                                             August 31,
                                                       1997             1996
                                                 -------------------------------

Buildings ......................................   $  2,224,258    $  2,057,789
Machinery and equipment ........................      9,001,782       7,608,765
Furniture and office equipment .................      2,855,918         297,310
Computer software ..............................      1,219,090         185,926
Leasehold improvements .........................        667,834         380,396
Vehicles .......................................        191,954          12,105
                                                   ------------    ------------
Total ..........................................     16,160,836      10,542,291
Less accumulated depreciation and amortization       (4,261,361)     (1,947,306)
                                                   ------------    ------------
                                                   $ 11,899,475    $  8,594,985
                                                   ============    ============

                                 Unidigital Inc.

5. Debt

Debt consists of the following:

                                                               Facility        Amount Outstanding
                                                                Amount             August 31,
                                                               August 31,  ---------------------------
                                                                 1997          1997          1996
                                                            ------------------------------------------
Lines of credit in the United States; interest at
   prime rate plus 1/2% ..................................   $      --     $     --     $   553,000
Credit  facilities in the United Kingdom;  interest at the
   bank's  overdraft  rate  plus 3%;  facility  amount  is
   approximately(pound)1,145,000 ($1,855,000) ............     1,855,000    1,784,150     1,188,973
Revolving line  of credit; matures  April 30, 2000,
   interest at Alternate  Base Rate or Adjusted LIBO Rate,
   as defined,  plus 1/4% in the United States plus 2.25%
   in the United Kingdom .................................     4,500,000    1,725,000          --
Lines  of  credit;  interest  at  Alternate  Base  Rate or
   Adjusted  LIBO  Rate,  as  defined,  plus 1/4% in the
   United States plus 2.25% in the United Kingdom ........     3,850,000    2,710,110          --
Term loan,  matures March 11, 2001;  monthly  installments
   of $2,500 plus interest at prime plus 1/2% or at a
   fixed rate determined at the time of borrowing ........          --           --         141,665
Term loan;  matures September 1, 1997; monthly interest at
   prime .................................................     1,400,000    1,400,000     1,400,000
SBA loan,  matures  December 1, 2014;  monthly payments of
   $3,665; interest at prime rate plus 2.74% .............       350,000      334,368       350,000
Installment note due seller of Elements (SF);  payable in
   eight (8) quarterly installments of $11,600 including
   interest at 6% ........................................        85,000       42,500        85,000
Loans  from  private investors, beginning May   1997,
   maturing between May 2002 and August 2002;  interest at
   10% for first six  months,  11% for  second  six months
   and 12% thereafter ....................................     4,000,000    4,000,000          --
Installment  note  due  seller  of  Unison  (MA),  matures
   January 15, 1999,  payable in two equal installments of
   $75,000 plus interest at 8% ...........................       150,000      150,000          --
                                                                          -----------   -----------
                                                                           12,146,128    3,718,638
Less current portion .....................................                 10,018,332    1,819,773
                                                                          -----------   -----------
                                                                          $ 2,127,796   $ 1,898,865
                                                                          ===========   ===========

                                      F-14

                                 Unidigital Inc.

5. Debt (continued)

In April 1997, the Company renegotiated its credit facility arrangements with its New York bank, resulting in a combined credit facility for its United States operations in the aggregate amount of $8,350,000, consisting: (i) $4,500,000 revolving credit facility which is available for corporate acquisition purposes;
(ii) $3,850,000 line of credit facility which is available for working capital purposes. Such credit facilities are available to be used by each of the Company's four United States subsidiaries. Interest under such credit facilities is at the company's option at the Alternate Base Rate or at the Adjusted LIBO Rate, as defined, plus 0.25% in the United States and 2.25% in the United Kingdom. At September 1, 1997, the Company's $1,400,000 term loan was rolled over into the Company's line of credit facility.

The credit facilities contain covenants which require the Company to maintain certain tangible net worth and debt service coverage ratios based on the combined assets of the Company and its subsidiaries, limit borrowings up to specified amounts of accounts receivable, as defined and limit the payment of dividends. Amounts outstanding are collateralized by substantially all of the Company's assets. The lines of credit are renewable annually each December. Unidigital is a guarantor on all bank debts of the Company's United States operating subsidiaries. As of August 31, 1997, the Company was not in compliance with certain debt covenants and received a waiver from the bank for such non compliance.

During 1997, the Company borrowed an aggregate principal amount of $4,000,000 pursuant to unsecured five-year loans. Such loans are payable on demand, one year after the date of issuance. In connection with such loans, the Company granted five-year warrants to the lenders to purchase up to an aggregate amount of 400,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. In addition, the Company granted "piggyback" registration rights, subject to certain limitations. Included among the lenders were directors of the Company. Such directors loaned an aggregate of $300,000 of the above amount to the Company and received warrants to purchase an aggregate of 30,000 shares of the Company's Common Stock.

The warrants, which were deemed to have a value of approximately $602,000 based on an independent appraisal have been recorded as deferred financing costs, and are being amortized on a straight-line basis over one year.

                                 Unidigital Inc.

5. Debt (continued)

Maturities of long term debt are as follows:

                                                         August 31, 1997
                                                      ----------------------

Year ending August 31
  1998                                                   $   10,018,332
  1999                                                           84,528
  2000                                                        1,734,400
  2001                                                           10,500
  2002                                                           11,700
  Thereafter                                                    286,668
                                                      ----------------------
                                                         $   12,146,128
                                                      ======================

6. Obligations Under Capital Leases

The Company leases certain production equipment and vehicles which have been classified as capital leases. At August 31, 1997 the cost and accumulated depreciation and amortization of such assets was approximately $7,179,000 and $1,080,000, respectively. Future minimum payments under these leases are as follows:

                                                      August 31, 1997
                                                  ----------------------

Year ending:
   1998                                              $     2,386,513
   1999                                                    1,707,022
   2000                                                    1,083,495
   2001                                                      440,119
   2002                                                       18,366
                                                  ----------------------

 Total                                                     5,635,515
 Less amount representing interest                          (761,495)
                                                  ----------------------
 Present value of minimum lease payments                   4,874,020
 Less current maturities                                  (1,998,443)
                                                  ----------------------
 Noncurrent portion                                  $     2,875,577
                                                  ======================

                                 Unidigital Inc.

7. Loans and Notes Payable to Stockholders

Loans payable to stockholders consist of two loans aggregating approximately $362,000 of which approximately $155,000 is payable on demand and approximately $207,000 is due in November 1999. The loans bear interest at 8% per annum.

8. Stock Options

Unidigital's Board of Directors has adopted, and the stockholders of Unidigital have approved the following stock option plans: (i) the 1995 Unidigital Inc. Long-Term Stock Investment Plan (the "1995 Stock Plan"); (ii) the 1995 Directors Stock Option Plan (the "1995 Directors Plan"); (iii) the 1997 Equity Incentive Plan (the "1997 Plan"); and (iv) the 1997 Non-Employee Director Stock Option Plan (the "1997 Non-Employee Director Plan"), collectively, the ("Stock Option Plans"). The total aggregate number of shares of Common Stock for which options may be granted under the Stock Option Plans is 675,000, subject to certain adjustments to reflect changes in Unidigital's capital stock.

Under the Stock Option Plans as of August 31, 1997, the Company has committed to grant options to purchase Common Stock as follows: (i) 179,103 shares at exercise prices ranging from $4.50 to $6.75 per share, vest six months after the date of grant and are exercisable under the 1995 Stock Plan; (ii) no shares have been granted under the 1995 Directors Plan; (iii) 60,000 shares at exercise prices ranging from $5.375 to $5.50 per share, vest on the date of grant and are exercisable under the 1997 Plan and; (iv) 10,000 shares at an exercise price of $5.125 per share, vest three months from the date of grant and are exercisable under the 1997 Non-Employee Director Plan. All stock options were issued at fair market value at the date of grant and have a ten year term. The options terminate upon termination of employment.

In connection with the acquisition of Elements (UK), a former shareholder was issued options, outside the plans, which expire in February 2002, to purchase 50,000 shares of Unidigital Common Stock at an exercise price of $6.00 per share.

                                 Unidigital Inc.

8. Stock Options (continued)

A summary of the Company's stock option activity, and related information for the years ended August 31, 1997 and 1996 is as follows:

                                                      Weighted Average
                                        Options        Exercise Price
                                   ----------------- -----------------
Outstanding--September 1, 1995          50,000            $6.00
Granted                                103,500             6.75
                                   ----------------- -----------------
Outstanding--August 31, 1996           153,500             6.51
Granted                                174,103             4.88
Forfeited                              (28,500)            6.75
                                   ----------------- -----------------
Outstanding and exercisable--
   August 31, 1997                     299,103            $5.54
                                   ================= =================

Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for August 31, 1997 and 1996:

                                                            August 31
                    Assumption                       1997             1996
                                                 -----------------------------

Risk-free rate                                    5.9--6.9%          6.7--6.9%
Dividend yield                                        -                 -
Volatility factor of the expected market price
   of the Company's common stock                   .4--.6              .6
Average life                                       5 years           5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and stock appreciation rights.

                                 Unidigital Inc.

8. Stock Options (continued)

The Company's pro forma information follows:

                                                            August 31
                    Assumption                       1997             1996
                                                 -----------------------------

Pro forma net income                              $1,014,000        $345,000
Pro forma net income per share                         $0.31           $0.13

The weighted average fair value of options granted during the years ended August 31, 1997 and 1996 were $2.50 and $3.16, respectively. The weighted average remaining contractual life of the options outstanding at August 31, 1997 is 8.4 years.

9. Stockholders' Equity

Shares Reserved

The Company has reserved for issuance of 1,217,000 shares of Common Stock as follows: (i) 675,000 shares of Common Stock upon exercise of options granted or to be granted under its Stock Option Plans; (ii) issuance of 50,000 shares of Common Stock upon exercise of options granted in connection with the acquisition of Elements (UK) (see Note 8); (iii) 92,000 shares of Common Stock upon exercise of warrants issued to the managing underwriter in connection with the IPO, exercisable at a price of $7.20 per share for a period of four years commencing February 1, 1997; and (iv) 400,000 shares of Common Stock upon exercise of warrants issued in connection with loans to the Company.

                                 Unidigital Inc.

10. Income Taxes

The following comprises income tax expense:

                                                Year ended August 31,
                                             1997                1996
                                     --------------------------------------
U.S. income taxes:
   Current                            $       9,000       $      437,089
   Deferred                                  44,000              357,575
                                     --------------------------------------
                                             53,000              794,664
                                     --------------------------------------
United Kingdom income taxes:
   Current                                  538,642              211,642
   Deferred                                   1,638               58,021
                                     --------------------------------------
                                            540,280              269,663
                                     --------------------------------------
Total                                 $     593,280       $    1,064,327
                                     ======================================

The following reconciles income tax expense, computed at the statutory United States Federal corporate rate, to income tax expense:

                                                           Year ended August 31,
                                                              1997       1996
                                                          ----------------------

Income taxes at United States Federal statutory rate ...  $  644,324 $  644,051
State and local income taxes ...........................      55,532    148,814
Nondeductible  goodwill  expense and  difference between
   United States and United Kingdom tax rates ..........    (106,576)    16,462
Effect of Subchapter S status ..........................         --    (112,000)
Effect of termination of Subchapter S election .........         --     367,000
                                                          ---------- ----------
Total ..................................................  $  593,280 $1,064,327
                                                          ========== ==========

                                 Unidigital Inc.

10. Income Taxes (continued)

The liability for deferred income taxes is based on U.S. and United Kingdom income tax rates applied to temporary differences in the recognition of income and expenses for income tax and financial accounting purposes as follows:

                                                           Year ended August 31,
                                                            1997          1996
                                                        ------------------------
Deferred tax liabilities:
   Use of cash basis for United States income tax
     purposes                                           $  175,041   $  316,047
   Difference in depreciation methods                      591,399      260,573
                                                        ------------------------
Total deferred tax liability                               766,440      576,620
Less deferred tax asset:
   Allowance for doubtful accounts                        (122,569)     (60,024)
   Primarily difference in reporting of royalty           (198,871)          -
                                                        ------------------------
Net deferred tax liability                              $  445,000   $  516,596
                                                        ========================

As part of the Company's initial public offering in February 1996, Elements (NY) terminated its S Corporation election. Elements (NY) previously filed federal and state income tax returns under Subchapter S of the Internal Revenue Code in which its income was reportable by and taxed to its stockholders. Accordingly, $367,000 of federal, state and local income taxes, applicable to temporary differences in the recognition of income and expenses for financial accounting and income tax reporting purposes existing at February 1, 1996, was recorded and charged to operations for the year ended August 31, 1996. These nonrecurring charges result solely from the termination of the Subchapter S status in the United States. Subsequent to February 1, 1996 income taxes on U.S. earnings are taxed at a combined effective tax rate of approximately 46.5%, whereas previously, only local income taxes on U.S. earnings were payable at the corporate level.

                                 Unidigital Inc.

11. Commitments

The Company leases their premises under operating lease agreements which expire at various dates through March 2005.

The Company also leases certain production equipment under operating leases which expire at various dates through August 2001.

Aggregate minimum rental payments for premises and equipment under operating leases are approximately as follows:

                                   Total            Premises          Equipment
                           -----------------------------------------------------
Year ending August 31:
   1998                     $    1,147,000    $      538,000     $      609,000
   1999                          1,009,000           543,000            466,000
   2000                            978,000           543,000            435,000
   2001                            922,000           543,000            379,000
   2002                            543,000           543,000                 --
   Thereafter                      768,000           768,000                 --
                           -----------------------------------------------------
Total                       $    5,367,000    $    3,478,000     $    1,889,000
                           =====================================================

Aggregate  rental  expense  for the year  ended  August  31,  1997  approximated
$515,000.  Rental  expense  for the year  ended  August  31,  1996  approximated
$378,000.

                                 Unidigital Inc.

12. Segment Information

The following summarizes the operations by geographic segment for the years ended August 31, 1997 and 1996:

                                                   August 31,
                                         1997                     1996
                              ------------------------   -----------------------
                                 United       United       United     United
                                 States       Kingdom      States     Kingdom
                              --------------------------------------------------
Net sales                     $16,292,931  $10,968,925  $ 5,560,975  $6,098,843
                              ==================================================
Income from operations        $ 1,199,585  $ 1,939,537  $   762,491  $1,226,185
                              ==================================================
Identifiable assets           $24,309,488  $ 8,723,802  $13,333,558  $4,289,768
                              ==================================================
Depreciation and amortization $ 1,315,269  $   878,301  $   588,168  $  468,677
                              ==================================================
Capital expenditures          $ 1,982,803  $ 1,095,550  $   856,337  $1,437,014
                              ==================================================

The following summarizes operations by industry segment for the years ended August 31, 1997 and 1996:

                                                 August 31,
                                        1997                     1996
                             -------------------------   -----------------------
                               Digital     Document       Digital     Document
                             Imaging and  Creation and  Imaging and Creation and
                               Prepress    Short-Run      Prepress    Short-Run
                               Service     Printing       Service     Printing
                               Segment     Segment        Segment     Segment
                             ---------------------------------------------------


Net sales                      $20,792,883  $6,468,973  $ 9,386,162  $2,273,656
                             ===================================================
Income from operations         $ 2,340,517  $  798,605  $ 1,851,660  $  137,016
                             ===================================================
Identifiable assets            $26,781,527  $6,251,763  $15,013,746  $2,609,580
                             ===================================================
Depreciation and amortization  $ 1,807,137  $  386,433  $   855,082  $  201,763
                             ===================================================
Capital expenditures           $ 2,372,729  $  705,624  $ 1,681,900  $  611,451
                             ===================================================

                                 Unidigital Inc.

13. Employee Benefit Plan

The Company adopted a 401(k) Plan effective January 1, 1996, in which most of the Company's U.S. employees are eligible to participate. Although the Plan provides for discretionary employer contributions, there were none for the years ended August 31, 1997 and 1996.