Form 10QSB
period 1997-11-30
UNIDIGITAL INC
filed 1998-01-14
CIK 1003934

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1997
                         Commission file number 0-27664


                                 UNIDIGITAL INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                                         13-3856672
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                 545 West 45th Street, New York, New York 10036
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 397-0800
                           ---------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

     Check  whether  the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes:    X           No:
                              ------             -----

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of January 9, 1998:

Class                                           Number of Shares
-----                                           ----------------
Common Stock, $.01 par value                        3,249,294

     Transitional Small Business Disclosure Format (check one):

                         Yes:                No:   X
                              ------             -----

                        UNIDIGITAL INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------
                                                                           Page
                                                                           ----
PART I   FINANCIAL INFORMATION

     Item 1. Financial Statements............................................1

          CONSOLIDATED BALANCE SHEETS
          as at November 30, 1997 (unaudited) and
          August 31, 1997 (audited)..........................................2

          CONSOLIDATED INCOME STATEMENTS
          For the Three Months Ended November 30, 1997 and
          November 30, 1996 (unaudited)......................................3

          CONSOLIDATED STATEMENT OF CASH FLOWS
          For the Three Months Ended November 30, 1997 and
          November 30, 1996 (unaudited)......................................4

          NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS (unaudited).............................................5

     Item 2. Management's Discussion and Analysis
             or Plan of Operation............................................9

          Results of Operations..............................................9

          Liquidity, Capital Resources and Other Matters.....................11

PART II   OTHER INFORMATION

     Item 5. Other Information...............................................14

     Item 6. Exhibits and Reports on Form 8-K................................14

SIGNATURES...................................................................15

                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements


                                                 UNIDIGITAL INC. AND SUBSIDIARIES
                                                 --------------------------------
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------

                                                                            November 30,    August 31,
                                                                               1997            1997
                                                                            -----------    ------------
                                                                            (unaudited)

                                        ASSETS
Current assets:
   Cash and cash equivalents ............................................   $  2,193,854   $  3,202,766
   Accounts receivable (less allowance for doubtful
     accounts of $278,236 and $266,000 at
     November 30, 1997 and August 31, 1997, respectively) ...............     11,664,455      9,752,807
   Deferred financing costs, net ........................................        325,862        463,931
   Prepaid expenses .....................................................      2,018,481      1,529,664
   Other current assets .................................................      1,901,368        765,760
                                                                            ------------   ------------
       Total current assets .............................................   $ 18,104,020   $ 15,714,928
                                                                            ------------   ------------
Property and equipment, net .............................................     12,029,212     11,899,475
Intangible assets, net ..................................................      5,372,288      5,330,923
Other assets ............................................................         69,952         87,964
                                                                            ------------   ------------
       Total assets .....................................................   $ 35,575,472   $ 33,033,290
                                                                            ============   ============

                                        LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses ................................   $  5,913,738   $  5,181,684
   Current portion of capital lease obligations .........................      2,113,032      1,998,443
   Current portion of long-term debt ....................................     10,912,745     10,018,332
   Income taxes payable .................................................        876,933        551,235
   Loans and notes payable to stockholders ..............................        164,510        154,591
                                                                            ------------   ------------
       Total current liabilities ........................................     19,980,958     17,904,285
                                                                            ------------   ------------
Capital lease obligations, net of current portion .......................      2,670,705      2,875,577
Long-term debt, net of current portion ..................................      2,124,899      2,127,796
Deferred income taxes ...................................................        412,186        445,000
Loans and notes payable to stockholders, net of current portion .........        207,496        207,496
                                                                            ------------   ------------
       Total liabilities ................................................     25,396,244     23,560,154
                                                                            ------------   ------------

                               STOCKHOLDERS' EQUITY

Preferred stock -- authorized 5,000,000 shares,
   $.01 par value each; none issued or outstanding ......................             --             --
Common stock -- authorized 10,000,000 shares,
   $.01 par value each; 3,243,243 shares
   issued and outstanding at November 30, 1997 and
   August 31, 1997, respectively ........................................         32,432         32,432
Additional paid-in capital ..............................................      6,291,613      6,291,613
Retained earnings .......................................................      3,745,857      3,237,984
Cumulative foreign translation adjustment ...............................        109,326        (88,893)
                                                                            ------------   ------------
       Total stockholders' equity .......................................     10,179,228      9,473,136
                                                                            ------------   ------------
       Total liabilities and stockholders' equity .......................   $ 35,575,472   $ 33,033,290
                                                                            ============   ============

                               The Notes to Consolidated Financial Statements are made a part hereof



                                                 UNIDIGITAL INC. AND SUBSIDIARIES
                                                 --------------------------------
                                                  CONSOLIDATED INCOME STATEMENTS
                                                  ------------------------------
                                                            (unaudited)


                                                                                 Three Months Ended
                                                                            ---------------------------
                                                                            November 30,    August 31,
                                                                               1997            1997
                                                                            -----------    ------------
                                                                            (unaudited)

Revenues
Net sales..........................................................         $  9,726,178    $ 5,227,719
Expenses
Cost of sales......................................................            5,041,243      2,650,103
Selling, general and administrative expenses ......................            3,419,649      1,809,738
                                                                            ------------    -----------
Total operating expenses...........................................            8,460,892      4,459,841
                                                                            ------------    -----------
Income from operations.............................................            1,265,286        767,878
Interest expense...................................................             (423,488)      (134,277)
Interest expense - deferred financing costs........................             (138,069)            --
Interest and other income..........................................               79,651         40,694
                                                                            ------------    -----------
Income before income taxes.........................................              783,380        674,295
Provision for income taxes.........................................              275,507        212,475
                                                                            ------------    -----------
Net income ........................................................         $    507,873    $   461,820
                                                                            ============    ===========
Net income per common share........................................         $       0.14    $      0.14
                                                                            ============    ===========
Weighted average common shares outstanding.........................            3,549,544      3,189,216
                                                                            ============    ===========

                               The Notes to Consolidated Financial Statements are made a part hereof



                                                 UNIDIGITAL INC. AND SUBSIDIARIES
                                                 --------------------------------
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                               ------------------------------------
                                                           (unaudited)

                                                                                Three Months Ended
                                                                            -----------------------------
                                                                            November 30,       August 31,
                                                                               1997               1997
                                                                            -----------------------------
                                                                            (unaudited)

Operating activities
Net income.........................................................          $    507,873     $   461,820
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
       Depreciation and amortization...............................               807,659         424,466
       Provision for deferred income taxes.........................               (37,227)        (39,903)
       Provision for bad debts.....................................                22,748          10,112
Changes in assets and liabilities:
   Accounts receivable.............................................            (1,775,438)     (1,819,354)
   Prepaid expenses and other current assets.......................            (1,316,999)       (321,343)
   Other assets....................................................              (461,033)         (4,829)
   Accounts payable and accrued expenses...........................               831,961           3,081
   Income taxes payable............................................               244,259         147,454
                                                                             -------------    ------------
Net cash used in operating activities..............................            (1,176,197)     (1,138,496)
                                                                             -------------    ------------
Investing activities
Additions to property and equipment................................              (357,643)       (116,532)
                                                                             -------------    ------------
Net cash used in investing activities..............................              (357,643)       (116,532)
                                                                             -------------    ------------
Financing activities
Payments of capital lease obligations..............................              (444,540)       (549,510)
Payments for cancellation of options ..............................                    --        (162,490)
Proceeds from long-term debt.......................................               792,652         783,047
Payments of long-term debt.........................................               (13,522)        (29,584)
Stockholder repayments.............................................                    --          (5,859)
IPO issuance costs.................................................                    --          (2,312)
                                                                             ------------     -----------
Net cash provided by financing activities..........................               334,590          33,292
                                                                             ------------     -----------
Effect of foreign exchange rates on cash...........................               190,338          30,136
                                                                             ------------     -----------

Net decrease in cash and cash equivalents..........................             1,008,912       1,191,600
Cash and cash equivalents at beginning of period...................             3,202,766       4,145,514
                                                                             ------------     -----------
Cash and cash equivalents at end of period.........................          $  2,193,854     $ 2,953,914
                                                                             ============     ===========

Supplemental disclosures
Interest paid......................................................          $    461,302     $   122,494
                                                                             ============     ===========
Income taxes paid..................................................          $     82,242     $        --
                                                                             ============     ===========
Noncash transactions
Equipment acquired under capital lease obligations.................          $    260,565     $   878,116
                                                                             ============     ===========

                               The Notes to Consolidated Financial Statements are made a part hereof

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


Note A - Basis of Presentation:

     The information presented for November 30, 1997, and for the three-month periods ended November 30, 1997 and November 30, 1996, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of November 30, 1997 and the results of its operations and its cash flows for the three-month periods ended November 30, 1997 and November 30, 1996.

     The consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended August 31, 1997, which were included as part of the Company's Annual Report on Form 10-KSB.

     The consolidated financial statements include the accounts of Unidigital Inc. and its direct and indirect subsidiaries. All significant intercompany balances have been eliminated.

     Interim results are not necessarily indicative of results that may be expected for the full fiscal year.


Note B - Summary of Significant Accounting Policies:

     Organization and Business:

     Unidigital Inc., a Delaware corporation, is the parent holding company of five wholly-owned operating subsidiaries, Unidigital Elements (NY), Inc., formerly known as LinoGraphics Corporation ("Elements (NY)"), Elements (UK) Limited ("Elements (UK)"), Unidigital Elements (SF), Inc., formerly known as LinoGraphics (Delaware) Corporation ("Elements (SF)"), Unidigital/Cardinal Corporation ("Unison (NY)"), and Unidigital/Boris Corporation ("Unison (MA)"). Elements (NY) engages in the on-demand print and digital prepress business in New York City. Elements (UK) engages in the on-demand print and digital prepress business and, through its wholly-owned subsidiary, Regent Communications (UK) Limited ("Regent"), operates a financial digital print business in London. Elements (UK) also provides printing services to the London financial community through its wholly-owned subsidiary Libra City Corporate Printing Limited ("Libra"). Elements (SF) owns and operates the San Francisco on-

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


demand prepress business and retouching studio. Unison (NY) engages in the digital prepress and digital printing business services to advertising agencies and corporations in the New York City area. Unison (MA) engages in the business of digital imaging and photographic processing in the Boston area.


     Foreign Currency Translation:

     The portion of the Company's financial statements relating to the Company's United Kingdom operations are translated into United States Dollars using period exchange rates ((pound)1.00 = $1.62 at August 31, 1997 and $1.72 at November 30, 1997, respectively for balance sheet accounts), and average exchange rates ((pound)1.00 = $1.70 and $1.62 for the three months ended November 30, 1997 and November 30, 1996, respectively for income statement accounts). The translation difference is reflected as a separate component of stockholders' equity.


     Earnings Per Share:

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is required to be adopted for years ending after December 15, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. SFAS No. 128 is not expected to have a material impact on the Company's net income and pro forma net income per share.


Note C - Stockholders' Equity:


     Common Stock:

     As at January 9, 1998, 3,249,294 shares of Common Stock were issued and outstanding.


     Preferred Stock:

     As at January 9, 1998, there were no shares of Preferred Stock issued or approved for issuance.


Note D - Stock Option Plans:

     Subsequent to the end of the quarter, on December 1, 1997, the Company granted options to purchase an aggregate of 173,600 shares of its Common Stock, at an exercise price of $7.00 per share, under the 1997 Equity Incentive Plan (the "1997 Plan"). In addition, on December 19, 1997, the Company granted options to purchase 10,000 shares of its Common Stock, at an

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


exercise price of $5.875 per share, under the 1997 Plan. On January 2, 1998, the Company granted options to purchase 2,500 shares of its Common Stock to each of David Wachsman and Harvey Silverman, at an exercise price of $5.53 per share, under the 1997 Non-Employee Director Stock Option Plan.


Note E - Bank Credit Facilities:

     At November 30, 1997, the Company's debt consisted of the following:


                                                               Facility        Amount Outstanding
                                                                Amount      --------------------------
                                                             November 30,   November 30,   August 31,
                                                                 1997           1997         1997
                                                            ------------------------------------------
Credit  facilities in the United Kingdom;  interest at the
   bank's  overdraft  rate  plus 3%;  facility  amount  is
   approximately(pound)1,145,000 ($1,969,400) ............   $ 1,969,400   $ 2,089,189     $ 1,784,150
Revolving line  of credit; matures  April 30, 2000,
   interest at Alternate  Base Rate or Adjusted LIBO Rate,
   as defined,  plus 1/4% in the United States plus 2.25%
   in the United Kingdom .................................     4,500,000     1,725,000       1,725,000
Lines  of  credit;  interest  at  Alternate  Base  Rate or
   Adjusted  LIBO  Rate,  as  defined,  plus 1/4% in the
   United States plus 2.25% in the United Kingdom ........     5,250,000     4,710,110       4,110,110
SBA loan,  matures  December 1, 2014;  monthly payments of
   $3,665; interest at prime rate plus 2.74% .............       350,000       331,470         334,368
Installment note due seller of Elements (SF);  payable in
   eight (8) quarterly installments of $11,600 including
   interest at 6% ........................................        85,000        31,875          42,500
Loans  from  private investors, beginning May   1997,
   maturing between May 2002 and August 2002;  interest at
   10% for first six  months,  11% for  second  six months
   and 12% thereafter ....................................     4,000,000     4,000,000       4,000,000
Installment  note  due  seller  of  Unison  (MA),  matures
   January 15, 1999,  payable in two equal installments of
   $75,000 plus interest at 8% ...........................       150,000       150,000         150,000
                                                                           -----------     -----------
                                                                            13,037,644      12,146,128
Less current portion .....................................                  10,912,745      10,018,332

                                                                           -----------     -----------
                                                                           $ 2,124,899     $ 2,127,796
                                                                           ===========     ===========

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


     The credit facilities contain covenants which require the Company to maintain certain tangible net worth and debt service coverage ratios based on the combined assets of the Company and its subsidiaries, limit borrowings up to specified amounts of accounts receivable, as defined and limit the payment of dividends. Amounts outstanding are collateralized by substantially all of the Company's assets. The lines of credit are renewable annually each December. Unidigital is a guarantor on all bank debts of the Company's United States operating subsidiaries. As of November 30, 1997, the Company was not in compliance with certain debt covenants and received a waiver from the bank for such noncompliance.

     Subsequent to the end of the quarter, on December 4, 1997, the Company terminated its credit facilities with its prior United Kingdom bank and entered into a new credit facility with another United Kingdom bank. The Company's new credit facility provides for combined lines of credit of (pound)1,400,000 (approximately $2,408,000) for working capital for its United Kingdom operations. These lines of credit renew annually and bear interest at 2.0% over the Bank's Base Rate, as defined. In addition, the Company is required to pay a service charge equal to 0.2% of invoice value. These lines of credit contain covenants which require the Company's United Kingdom subsidiaries to maintain a minimum net worth of (pound)500,000, limit borrowings up to specified amounts of accounts receivable aged 90 days or less and are guaranteed by Unidigital for the principal amount of up to (pound)500,000. Amounts outstanding are collateralized by substantially all of the Company's United Kingdom assets.


Note F - Other Loans:

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

     The warrants, which were deemed to have a value of $602,000, were recorded as deferred financing costs, which are being amortized on a straight-line basis over one year.

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

     The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to the digital print industry; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

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

     Three Months Ended November 30, 1997 and November 30, 1996
     ----------------------------------------------------------

     Net Sales. Net sales for the three months ended November 30, 1997 ("First Quarter of Fiscal 1998") increased by 86%, or $4,498,459, to $9,726,178 from $5,227,719 for the three months ended November 30, 1996 ("First Quarter of Fiscal 1997"). Net sales for the Company's United States operations increased by 73%, or $2,206,408, from $3,027,175 in the First Quarter of Fiscal 1997 to $5,233,583 in the First Quarter of Fiscal 1998. This increase was attributable primarily to an increase in net sales resulting from the Boris Acquisition and, to a lesser extent, an increase in net sales in each of the Company's three other United States subsidiaries. Net sales for the Company's United Kingdom operations increased by 104%, or $2,292,051, from $2,200,544 in the First Quarter of Fiscal 1997 to $4,492,595 in the First Quarter of Fiscal 1998. This increase was attributable primarily to the inclusion of net sales resulting from the Libra Acquisition and, to a lesser extent, increases in the Company's prepress operations.

     Cost of Sales. Cost of sales for the First Quarter of Fiscal 1998 increased by 90%, or $2,391,140, to $5,041,243 from $2,650,103 for the First Quarter of
Fiscal 1997. As a percentage of net sales, cost of sales increased slightly from 51% for the First Quarter of Fiscal 1997 to 52% for the First Quarter of Fiscal 1998. Cost of sales for the Company's United States operations remained constant as a percentage of net sales at 49% for each of the First Quarter of Fiscal 1997 and the First Quarter of Fiscal 1998. Cost of sales for the Company's United Kingdom operations increased as a percentage of net sales from 53% for the First Quarter of Fiscal 1997 to 55% for the First Quarter of Fiscal 1998. Such increase was attributable primarily to the change in product mix in the Company's United Kingdom operations to include more digital print and financial print services. Digital print and financial print services have higher costs compared to digital prepress services.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased 89%, or $1,609,911, from $1,809,738 for the First Quarter of Fiscal 1997 to $3,419,649 for the First Quarter of Fiscal 1998. Such increase was attributable primarily to the increased level of operations which resulted from the Boris Acquisition and the Libra Acquisition, the hiring of additional management and administrative personnel and costs associated with the Company's acquisitions. As a percentage of net sales, SG&A remained constant at 35% for each of the First Quarter of Fiscal 1997 and the First Quarter of Fiscal 1998.

     Income from Operations. Income from operations for the First Quarter of Fiscal 1998 increased 65%, or $497,408, to $1,265,286 from $767,878 for the
First Quarter of Fiscal 1997. Of this amount, $481,819 was contributed by the Company's United States operations and $783,467 by the Company's United Kingdom operations. This increase resulted from higher net sales offset by higher production costs associated with the changing product mix of the Company's operations to include more digital print and financial print services.

     Net Interest Expense. Net interest expense for the First Quarter of Fiscal 1998 increased by $388,323, to $481,906 from $93,583 for the First Quarter of Fiscal 1997. This increase resulted from increased borrowings under the Company's credit facilities and capital leases assumed by the Company as part of the Boris Acquisition and the Libra Acquisition. In addition, the Company incurred deferred financing costs of $138,069 in connection with the issuance of warrants relating to the unsecured loans. Such deferred financing costs are non-cash, non-recurring expenses.

     Income Taxes. Income taxes for the First Quarter of Fiscal 1998 increased by 30%, or $63,032, to $275,507 from $212,475 for the First Quarter of Fiscal 1997.

     Net Income. As a result of the factors described above, net income for the First Quarter of Fiscal 1998 increased by 10%, or $46,053, to $507,873 as compared to net income of $461,820 for the First Quarter of Fiscal 1997.

Liquidity, Capital Resources and Other Matters

     Cash Flow. Net cash used in operating activities was $1,176,197 for the First Quarter of Fiscal 1998 and $1,138,496 for the First Quarter of Fiscal 1997. Net cash used in investing activities for the acquisition of property and equipment was $357,643 for the First Quarter of Fiscal 1998 and $116,532 for the First Quarter of Fiscal 1997. For the First Quarter of Fiscal 1998 and the First Quarter of Fiscal 1997, the Company acquired equipment under capital leases of $260,565 and $878,116, respectively, and made payments under capital leases of $444,540 and $549,510, respectively. Net bank borrowings provided funds of $779,130 for the First Quarter of Fiscal 1998 and $753,463 for the First Quarter of Fiscal 1997.

     Bank Credit Facilities. The Company has borrowing arrangements with commercial banks in both New York and London. The Company has combined credit facilities with its New York bank for its United States operations in the aggregate amount of $9,750,000, which consist of a: (i) $4,500,000 revolving credit facility which is available for corporate acquisition purposes; (ii) $3,850,000 line of credit facility which is available for working capital purposes; and (iii) a $1,400,000 term loan which was rolled over into the Company's line of credit facility. Such credit facilities are available to be used by each of the Company's four United States subsidiaries. Interest under such credit facilities is at the Company's option at the Alternate Base Rate or at the Adjusted LIBO Rate, as defined, plus 0.25% in the United States and 2.25% in the United Kingdom. As of November 30, 1997, the Company had an outstanding balance of $1,725,000 under the revolving credit facility and $4,710,110 under the line of credit.

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

     During the First Quarter of Fiscal 1998, the Company had combined lines of credit of (pound)1,145,000 (approximately $1,969,400) for working capital for its United Kingdom operations. Subsequent to the end of the quarter, on December 4, 1997, the Company terminated its credit facilities with its prior United Kingdom bank and entered into a new credit facility with another United Kingdom bank. The Company's new credit facility provides for combined lines of credit of (pound)1,400,000 (approximately $2,408,000) for working capital for its United Kingdom operations. These lines of credit renew annually and bear interest at 2.0% over the Bank's Base Rate, as defined. In addition, the Company is required to pay a service charge equal to 0.2% of invoice value. These lines of credit contain covenants which require the Company's United Kingdom subsidiaries to maintain a minimum net worth of (pound)500,000, limit borrowings up to specified amounts of accounts receivable aged 90 days or less and are guaranteed by Unidigital for the principal amount of up to (pound)500,000. Amounts outstanding are collateralized by substantially all of the Company's United Kingdom assets.

     As of November 30, 1997, the Company was not in compliance with all covenants under its credit facilities with its New York bank, but received a waiver from such bank for such noncompliance.

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

     Working Capital. The Company's working capital deficit decreased by $312,419 from a working capital deficit of $2,189,357 at August 31, 1997 to $1,876,938 at November 30, 1997.

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

                           PART II. OTHER INFORMATION

Item 5. Other Information.

     Subsequent to the end of the quarter, on December 4, 1997, the Company terminated its credit facilities with its prior United Kingdom bank and entered into a new credit facility with another United Kingdom bank. The Company's new credit facility provides for combined lines of credit of (pound)1,400,000 (approximately $2,408,000) for working capital for its United Kingdom operations. These lines of credit renew annually and bear interest at 2.0% over the Bank's Base Rate, as defined. In addition, the Company is required to pay a service charge equal to 0.2% of invoice value. These lines of credit contain covenants which require the Company's United Kingdom subsidiaries to maintain a minimum net worth of (pound)500,000, limit borrowings up to specified amounts of accounts receivable aged 90 days or less and are guaranteed by Unidigital for the principal amount of up to (pound)500,000. Amounts outstanding are collateralized by substantially all of the Company's United Kingdom assets.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

     Exhibit  No.             Description  of  Exhibit
     ------------             ------------------------

       10.1 Third Waiver and Amendment Agreement dated as of December 12, 1997, among Unidigital Elements (NY), Inc., Unison (NY), Inc. (formerly known as Unidigital/Cardinal Corporation), Unidigital
                              Elements (SF), Inc., Unison (MA), Inc. (the successor by merger to Unidigital/Boris Corporation), Unidigital Inc. and The Chase Manhattan Bank.

       10.2 Lease dated July 14, 1992 between D Street Real Estate Trust for the benefit of D Street Limited Partnership and Master Motion Picture Co., Inc. (including all addenda and amendments thereto).

       27                     Financial Data Schedule.

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES



          In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        UNIDIGITAL INC.



DATE: January 14, 1998                  By: /s/ William E. Dye
                                            ------------------
                                            William E. Dye, President
                                            and Chief Executive Officer
                                            (Principal Executive, Financial
                                            and Accounting Officer)