Form 10QSB
period 1998-02-28
UNIDIGITAL INC
filed 1998-04-14
CIK 1003934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1998
                           Commission File No. 0-27664


                                 UNIDIGITAL INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                                     13-3856672
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                 545 West 45th Street, New York, New York 10036
                    (Address of Principal Executive Offices)

                                 (212) 397-0800
                           (Issuer's Telephone Number,
                              Including Area Code)

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes:     X               No:
                           --------                --------
         State the number of shares outstanding of each of the Issuer's classes of common stock, as of March 31, 1998:

Class                                                           Number of Shares
-----                                                           ----------------
Common Stock,  $.01 par value                                       3,899,302

         Transitional Small Business Disclosure Format:

                      Yes:                      No:   X
                           --------                --------

                        UNIDIGITAL INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

         Item 1.      Financial Statements....................................1

                CONSOLIDATED BALANCE SHEETS
                as at February 28, 1998 (unaudited)
                and August 31, 1997 (audited).................................2

                CONSOLIDATED INCOME STATEMENTS For the Three Months and Six Months Ended February 28, 1998 and February 28, 1997
                (unaudited)...................................................3

                CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended February 28, 1998 and February 28, 1997
                (unaudited)...................................................4

                NOTES TO CONSOLIDATED FINANCIAL
                STATEMENTS (unaudited)........................................5

         Item 2.      Management's Discussion and Analysis or
                      Plan of Operation.......................................11

                General.......................................................11

                Results of Operations.........................................11

                Liquidity, Capital Resources and Other Matters................14

PART II  OTHER INFORMATION

         Item 2.      Changes in Securities and Use of Proceeds...............17

         Item 4.      Submission of Matters to a Vote of Security Holders.....17

         Item 5.      Other Information.......................................19

         Item 6.      Exhibits and Reports on Form 8-K........................20

SIGNATURES....................................................................21

                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements


                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                                                                   February 28,            August 31,
                                                                                       1998                   1997
                                                                                     --------               ------
                                                                                   (unaudited)
                                        ASSETS
Current assets:
   Cash and cash equivalents ..........................................             $ 1,945,436             $ 3,202,766
   Accounts receivable (less allowance for doubtful
     accounts of $264,337 and $266,000 at
     February 28, 1998 and August 31, 1997, respectively) .............              11,092,840               9,752,807
   Deferred financing costs, net ......................................                 287,793                 463,931
   Prepaid expenses ...................................................               2,729,212               1,529,664
   Other current assets ...............................................               1,805,843                 765,760
                                                                                    -----------             -----------
       Total current assets ...........................................              17,861,124              15,714,928

Property and equipment, net ...........................................              11,463,726              11,899,475
Intangible assets, net ................................................               5,307,950               5,330,923
Other assets ..........................................................                 214,249                  87,964
                                                                                    -----------             -----------
       Total assets ...................................................             $34,847,049             $33,033,290
                                                                                    ===========             ===========
                                        LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses .....................................     $  5,437,277      $  5,181,684
   Current portion of capital lease obligations ..............................        2,042,579         1,998,443
   Current portion of long-term debt .........................................       11,264,459        10,018,332
   Income taxes payable ......................................................          900,836           551,235
   Loans and notes payable to stockholders ...................................          164,364           154,591
                                                                                   ------------      ------------
       Total current liabilities .............................................       19,809,515        17,904,285

Capital lease obligations, net of current portion ............................        2,338,283         2,875,577
Long-term debt, net of current portion .......................................        2,044,202         2,127,796
Deferred income taxes ........................................................          399,036           445,000
Loans and notes payable to stockholders, net of current portion ..............          207,496           207,496
                                                                                   ------------      ------------
       Total liabilities .....................................................       24,798,532        23,560,154
                                                                                   ------------      ------------

                               STOCKHOLDERS' EQUITY
Preferred stock -- authorized 5,000,000 shares,
   $.01 par value each; none issued or outstanding ...........................            --                --
Common stock -- authorized 10,000,000 shares,
   $.01 par value each; 3,249,461 and 3,243,243 shares
   issued and outstanding at February 28, 1998 and
   August 31, 1997, respectively .............................................          32,495            32,432
Additional paid-in capital ...................................................       6,392,427         6,291,613
Retained earnings ............................................................       3,936,409         3,237,984
Cumulative foreign translation adjustment ....................................        (312,814)          (88,893)
                                                                                  ------------      ------------
       Total stockholders' equity ............................................      10,048,517         9,473,136
                                                                                  ------------      ------------
       Total liabilities and stockholders' equity ............................    $ 34,847,049      $ 33,033,290
                                                                                  ============      ============

     The Notes to Consolidated Financial Statements are made a part hereof.

                                                 UNIDIGITAL INC. AND SUBSIDIARIES
                                                 --------------------------------
                                                  CONSOLIDATED INCOME STATEMENTS
                                                  ------------------------------
                                                            (unaudited)

                                                          Three Months Ended,                    Six Months Ended,
                                                            February 28,    February 28,    February 28,     February 28,
                                                               1998            1997            1998             1997
                                                               ----            ----            ----             ----
Revenues
   Net sales .........................................      $9,556,272      $5,265,916      $19,255,448      $10,493,635
                                                            ----------      ----------      -----------      -----------
Expenses
   Cost of sales .....................................       5,275,296       2,735,523       10,300,273        5,385,626
   Selling, general and
     administrative  expenses ........................       3,333,384       1,934,626        6,746,376        3,744,364
                                                            ----------      ----------      -----------      -----------
   Total operating expenses ..........................       8,608,680       4,670,149       17,046,649        9,129,990
                                                            ----------      ----------      -----------      -----------
   Income from operations ............................         947,592         595,767        2,208,799        1,363,645
   Interest expense...................................         366,074         164,462          748,607          298,739
   Interest expense - deferred financing costs .......         138,069              --          276,138               --
   Interest and other expenses .......................         124,765          47,077           86,071            6,383
                                                            ----------      ----------      -----------      -----------
   Income before income taxes ........................         318,684         384,228        1,097,983        1,058,523
   Provision for income taxes ........................         126,448         140,741          399,558          353,216
                                                            ----------      ----------      -----------      -----------
Net income ...........................................      $  192,236      $  243,487      $   698,425      $   705,307
                                                            ==========      ==========      ===========      ===========

Net income per share available to common stockholders:
   Basic .............................................      $     0.06      $     0.08      $      0.22      $      0.22
                                                            ==========      ==========      ===========      ===========
   Diluted ...........................................      $     0.06      $     0.08      $      0.20      $      0.22
                                                            ==========      ==========      ===========      ===========

Shares used to compute net income per share:
   Basic .............................................       3,246,301       3,192,065        3,244,797        3,190,641
                                                            ==========      ==========      ===========      ===========
   Diluted ...........................................       3,380,891       3,196,694        3,436,008        3,194,273
                                                            ==========      ==========      ===========      ===========

     The Notes to Consolidated Financial Statements are made a part hereof.

                                                 UNIDIGITAL INC. AND SUBSIDIARIES
                                                 --------------------------------
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (unaudited)

                                                                                             Six Months Ended,
                                                                                      February 28,       February 28,
                                                                                         1998               1997
                                                                                         ----               ----
OPERATING ACTIVITIES
Net income .....................................................................      $   698,425       $   705,307
Adjustments to reconcile  net income to net cash provided by (used in) operating activities:
       Depreciation and amortization ...........................................        1,632,293           884,584
       Provision for deferred income taxes .....................................           19,400           (42,861)
       Provision for bad debts .................................................           (8,748)           59,325
Changes in assets and liabilities:
       Accounts receivable .....................................................       (2,338,573)       (2,124,397)
       Prepaid expenses and other current assets ...............................         (959,542)         (953,865)
       Other assets ............................................................           71,025          (209,013)
       Accounts payable and accrued expenses ...................................          (49,368)        1,831,800
       Income taxes payable ....................................................          339,658           (51,269)
                                                                                      -----------       -----------
Net cash (used in) provided by operating activities ............................         (595,430)           99,611
                                                                                      -----------       -----------
Investing activities
Additions to property and equipment ............................................         (599,031)         (464,125)
                                                                                      -----------       -----------
Net cash used in investing activities ..........................................         (599,031)         (464,125)
                                                                                      -----------       -----------
Financing activities
Net proceeds from bank borrowings ..............................................          856,723          (295,241)
Payments of capital lease obligations ..........................................         (932,556)         (903,654)
Payments of notes for cancellation of options
   and acquisition of business .................................................               --          (178,383)
IPO issuance costs .............................................................               --            (4,214)
Stockholder loans ..............................................................               --             4,008
Common stock issued ............................................................              877               430
                                                                                      -----------       -----------
Net cash used in financing activities ..........................................          (74,956)       (1,377,054)
                                                                                      -----------       -----------
Effect of foreign exchange rates on cash .......................................           12,087            54,758
                                                                                      -----------       -----------
Net decrease in cash and cash equivalents ......................................       (1,257,330)       (1,686,810)
Cash and cash equivalents at beginning of period ...............................        3,202,766         4,145,514
                                                                                      -----------       -----------
Cash and cash equivalents at end of period .....................................      $ 1,945,436       $ 2,458,704
                                                                                      ===========       ===========
Supplemental disclosures
Interest paid ..................................................................      $   369,648       $   225,102
                                                                                      ===========       ===========
Income taxes paid ..............................................................      $   115,267       $   563,746
                                                                                      ===========       ===========
Noncash transactions:
Equipment acquired under capital lease obligations .............................      $   407,309       $ 1,570,875
                                                                                      ===========       ===========
Value of warrants issued .......................................................      $   100,000       $        --
                                                                                      ===========       ===========

     The Notes to Consolidated Financial Statements are made a part hereof.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION:

         The information presented for February 28, 1998, and for the three-month and the six-month periods ended February 28, 1998 and February 28, 1997, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of February 28, 1998 and the results of its operations and its cash flows for the three-month and the six-month periods ended February 28, 1998 and February 28, 1997.

         The consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 1997, which were included as part of the Company's Annual Report on Form 10-KSB.

         The  consolidated   financial   statements   include  the  accounts  of
Unidigital Inc. and its direct and indirect subsidiaries. All significant intercompany balances have been eliminated.

         Interim results are not necessarily indicative of results that may be expected for the full fiscal year.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Organization and Business:

         Unidigital Inc., a Delaware corporation, is the parent holding company of five wholly-owned operating subsidiaries, Unidigital Elements (NY), Inc., formerly known as LinoGraphics Corporation ("Elements (NY)"), Elements (UK) Limited ("Elements (UK)"), Unidigital Elements (SF), Inc., formerly known as LinoGraphics (Delaware) Corporation ("Elements (SF)"),Unison (NY), Inc.,
formerly known as  Unidigital/Cardinal  Corporation  ("Unison (NY)"), and Unison
(MA), Inc., formerly known as Unidigital/Boris Corporation ("Unison (MA)"). Elements (NY) engages in the on-demand print and digital prepress business in New York City. Elements (UK) engages in the on-demand print and digital prepress business in London. In addition, Elements (UK), through its wholly-owned subsidiary, Regent Group Limited, operates a financial digital print business in London. Elements (SF) owns and operates the San Francisco on-demand prepress business and retouching studio. Unison (NY) engages in the digital prepress and digital printing business services to advertising agencies and corporations in the New York City area. Unison (MA) engages in the business of digital imaging and photographic processing in the Boston area.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

         Foreign Currency Translation:

         The portion of the Company's financial statements relating to the Company's United Kingdom operations are translated into United States Dollars using period-end exchange rates ((pound)1.00 = $1.62 at August 31, 1997 and $1.65 at February 28, 1998, respectively, for balance sheets accounts) and average exchange rates ((pound)1.00 = $1.64 for the year ended August 31, 1997; and $1.69 and $1.64 for the three months ended February 28, 1998 and February 28, 1997, respectively; and $1.69 and $1.64 for the six months ended February 28, 1998 and February 28, 1997, respectively for income statement accounts). The translation difference is reflected as a separate component of stockholders' equity.

         Earnings Per Share:

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is required to be adopted for years ending after December 15, 1997. Accordingly, the Company has adopted the provisions of the new statement.

         The following table sets forth the computation of basic and dilutive earnings per share:

                                                                Three Months Ended,                  Six Months Ended,
                                                        ---------------------------------     -----------------------------
                                                                   February 28,                         February 28,
                                                              1998              1997                1998             1997
                                                              ----              ----                ----             ----

Numerator  for  basic  and  diluted  earnings  per
     share-net income available for common
     stockholders ................................      $     192,236      $     243,487      $     698,425      $  705,307
                                                        =============      =============      =============      ==========
Denominator:
   Denominator for basic earnings per share-
     weighted average shares .....................          3,246,301          3,192,065          3,244,797       3,190,641
   Effect of dilutive securities:
     Stock options................................             15,909              4,629             32,674           3,632
     Warrants.....................................            118,681                 --            158,537              --
                                                            ---------          ---------          ---------       ---------
   Denominator  for  basic  and  diluted  earnings
     per share-adjusted  weighted-average  shares
     and assumed conversions .....................          3,380,891          3,196,694          3,436,008       3,194,273
                                                            =========          =========          =========       =========


                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

         The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                  Three Months Ended       Six Months Ended
                                 -------------------      ------------------
                                     February 28,             February 28,
                                 1998          1997       1998          1997
                                 -------------------      ------------------

Stock Options..................   178,917    41,166         132,918   67,833
Warrants.......................   117,000    92,000         117,000   92,000


NOTE C - STOCKHOLDERS' EQUITY:

         Common Stock:

         As at March 31, 1998, 3,899,302 shares of Common Stock were issued and outstanding.


         Preferred Stock:

         As at March 31, 1998, there were no shares of Preferred Stock issued or approved for issuance.


NOTE D - STOCK OPTION PLANS AND WARRANTS:

         Pursuant to the 1997 Equity Incentive Plan (the "1997 Plan") the Company granted options to purchase an aggregate of 208,599 shares if its Common Stock during the six months ended February 28, 1998. All options were granted at their fair market value. On January 2, 1998, the Company granted options to purchase 2,500 shares of its Common Stock to each of David Wachsman and Harvey Silverman, at an exercise price of $5.53 per share, under the 1997 Non-Employee Director Stock Option Plan.

         In connection with its engagement of CIBC Oppenheimer ("Oppenheimer") as its investment banker, on November 26, 1997, the Company granted a five-year warrant to Oppenheimer to purchase up to 25,000 shares of the Company's Common Stock at an exercise price of $8.25 per share. The warrants, which were deemed to have a value of approximately $100,000 based on an independent appraisal, have been recorded as deferred financing costs and are being amortized on a straight line basis over five years.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

NOTE E - BANK CREDIT FACILITIES:

         At February 28, 1998, the Company's debt consisted of the following:

                                                                                    Facility               Amount Outstanding
                                                                                     Amount         --------------------------------
                                                                                    August 31,        February 28,  August 31,
                                                                                      1997               1998          1997
                                                                              ------------------------------------------------------

Credit  facilities in the United  Kingdom;  interest at
   the bank's overdraft rate plus 3%; facility amount is
   approximately(pound)1,145,000 ($1,969,400)                                      $ 1,969,400            --        $ 1,784,150
Credit  facilities in the United Kingdom;  interest at the
   bank's  overdraft  rate  plus 2%;  facility  amount  is
   approximately(pound)1,400,000 ($2,310,000)                                             --         2,465,028             --
Revolving interest at Alternate  Base Rate or Adjusted LIBO Rate, line  of  credit;matures  April 30, 2000, as defined, plus
   1/4% in the United States plus 2.25% in the United Kingdom
   in the United Kingdom                                                             4,500,000       1,725,000        1,725,000
Lines  of  credit;  interest  at  Alternate  Base  Rate or
   Adjusted  LIBO  Rate,  as  defined,  plus 1/4% in the
   United States plus 2.25% in the United Kingdom ..                                 5,250,000       4,634,110        4,110,110
SBA loan,  matures  December 1, 2014;  monthly payments of
   $3,665; interest at prime rate plus 2.74%
                                                                                       350,000         325,773          334,368
Installment note due seller of Elements (SF);  payable in eight (8) quarterly
   installments of $11,600 including interest at 6%                                     85,000          21,250           42,500
Loans  from  private investors, beginning May 1997, maturing between
   May 2002 and August 2002;  interest at 10% for first six months,
   11% for  second  six months and 12% thereafter                                    4,000,000       4,000,000        4,000,000
Installment  note  due  seller  of  Unison  (MA),  matures
   January 15, 1999,  payable in two equal installments of
   $75,000 plus interest at 8%                                                         150,000         137,500          150,000
                                                                                                  ------------------------------
                                                                                                    13,308,661       12,146,128
Less current portion                                                                                11,264,459       10,018,332
                                                                                                  ------------------------------
                                                                                                   $ 2,044,202      $ 2,127,796
                                                                                                  ==============================

         The Company has borrowing arrangements with commercial banks in both New York and London. During the first six months of fiscal 1998, the Company had combined credit facilities with its former New York bank for its United States operations in the aggregate amount of $9,750,000, which consisted of a: (i) $4,500,000 revolving credit facility which was available for corporate acquisition purposes; (ii) $3,850,000 line of credit facility which was available for working capital purposes; and (iii) $1,400,000 term loan which was rolled over into the Company's line of credit facility. Such credit facilities were available to be used by each of the

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

Company's four United States subsidiaries. Interest under such credit facilities was at the Company's option at the Alternate Base Rate or at the Adjusted LIBO Rate, as defined, plus 0.25% in the United States and 2.25% in the United Kingdom. As of February 28, 1998, the Company had an outstanding balance of $1,725,000 under the revolving credit facility and $4,634,110 under the line of credit.

         On March 24, 1998, the Company terminated its financing facilities with its former New York bank and entered into borrowing arrangements with its current New York Bank (the "Bank") in the aggregate amount of $40,000,000, which consist of a: (i) $25,000,000 term loan; (ii) $10,000,000 revolving line of credit facility which is available for working capital purposes; and (iii) $5,000,000 credit facility which is available for corporate acquisition purposes. Such borrowings are guaranteed by the Company's United States subsidiaries. In addition, the Company pledged all of its equity interests in its United States subsidiaries and two-thirds of its equity interests in its wholly-owned United Kingdom subsidiary as collateral for such credit facilities. Interest under such credit facilities is, at the Company's option, at the Base Rate or at the Eurodollar Rate, as defined, plus an Applicable Margin, as defined, ranging from 0.75% to 3% depending on the Company's consolidated debt to earnings ratio and the type of loan. As of March 31, 1998, the Company had an outstanding balance of $8,350,000 under the revolving credit facility and $25,000,000 under the term loan. A portion of the proceeds of such loans was used to repay in full promissory notes previously issued by the Company in 1997 to certain private investors in the aggregate principal amount of $4,000,000.

         The credit facilities contain covenants which require the Company to maintain certain earnings and debt to earnings ratio requirements based on the combined operations of the Company and its subsidiaries. The credit facilities are secured by a first priority lien on all of the assets of the Company and its subsidiaries, a mortgage on the Company's facilities located at 545 West 45th Street, New York, New York and a leasehold mortgage on the Company's facilities acquired as part of the March 1998 Kwik Acquisition (as defined below) located at 229 West 28th Street, New York, New York. The Company, the Bank and Richard
J. Sirota ("Sirota"), the sole shareholder of Kwik (as defined below), entered into an intercreditor subordination agreement with respect to the Bank's and Sirota's relative interests in the Company.

         The Company's agreement with the Bank restricts the Company's ability to pay certain dividends without the Bank's prior written consent.

         On December 4, 1997, the Company terminated its credit facilities with its prior United Kingdom bank and entered into a new credit facility with another United Kingdom bank. The Company's new credit facility provides for combined lines of credit of (pound)1,400,000 (approximately $2,310,000) for working capital for its United Kingdom operations. These lines of credit renew annually and bear interest at 2.0% over the Bank's Base Rate, as defined. In addition, the Company is required to pay a service charge equal to 0.2% of invoice value. These lines of credit contain covenants which require the Company's United Kingdom subsidiaries to maintain a minimum net worth of (pound)500,000, limit borrowings up to specified amounts of

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

accounts receivable aged 120 days or less and are guaranteed by Unidigital for the principal amount of up to (pound)500,000. Amounts outstanding are collateralized by substantially all of the Company's United Kingdom assets. As of February 28, 1998, the Company had an outstanding balance of $2,465,028 under its United Kingdom credit facility.

NOTE F - SUBSEQUENT EVENTS:

         On March 25, 1998, the Company, through its wholly-owned subsidiary, Unison (NY), consummated the acquisition of substantially all of the assets of Kwik International Color, Ltd. ("Kwik") located in New York City (the "Kwik Acquisition"). Kwik provided general printing, color separation and large format printing services. The Company intends to continue such line of business. The assets purchased included Kwik's entire customer list, inventory, equipment, cash, accounts receivable and trade name. The purchase price included cash payments of $20,590,349, issuance of a 5.7% subordinated promissory note in the principal amount of $750,000 (payable in 36 monthly installments commencing April 15, 1998), issuance of 649,841 shares of restricted Common Stock of the Company and the assumption of certain trade obligations of Kwik.

         The purchase price is subject to adjustment in the event Kwik does not achieve a certain net asset value as of the date of the acquisition. Such determination shall be made within sixty (60) days of the date of closing. Of the purchase price, $1,000,000 in cash and $1,000,000 of restricted Common Stock of the Company (190,589 shares) is being held in escrow for a period of two years to satisfy any purchase price adjustments or indemnification claims.

          The Company funded the cash portion of the purchase price from proceeds of a $25,000,000 term loan and a $10,000,000 revolving credit loan from the Bank. See "Note E - Bank Credit Facilities."

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

RESULTS OF OPERATIONS

         The consolidated financial information includes both the Company's United States operations and its United Kingdom operations. On April 4, 1997, the Company consummated the acquisition of Boris Image Group, Inc. (the "Boris Acquisition") and, on May 22, 1997, the

Company consummated the acquisition of Libra City Corporate Printing Limited (the "Libra Acquisition").

         THREE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
         ----------------------------------------------------------

         Net Sales. Net sales for the three months ended February 28, 1998 ("Second Quarter of Fiscal 1998") increased by 81%, or $4,290,356, to $9,556,272 from $5,265,916 for the three months ended February 28, 1997 ("Second Quarter of Fiscal 1997"). Net sales for the Company's United States operations increased by 65%, or $2,113,984 from $3,232,524 in the Second Quarter of Fiscal 1997 to $5,346,508 in the Second Quarter of Fiscal 1998. This increase was attributable primarily to an increase in net sales resulting from the Boris Acquisition and, to a lesser extent, an increase in net sales in each of the Company's three other United States subsidiaries. Net sales for the Company's United Kingdom operations increased by 107%, or $2,176,372, from $2,033,392 in the Second Quarter of Fiscal 1997 to $4,209,764 in the Second Quarter of Fiscal 1998. This increase was attributable primarily to the inclusion of net sales resulting from the Libra Acquisition, and to a lesser extent, increases in the Company's prepress operations.

         Cost of Sales. Cost of sales for the Second Quarter of Fiscal 1998 increased by 93%, or $2,539,773, to $5,275,296 from $2,735,523 for the Second
Quarter of Fiscal 1997. As a percentage of net sales, cost of sales increased from 52% for the Second Quarter of Fiscal 1997 to 55% for the Second Quarter of Fiscal 1998. Cost of sales for the Company's United States operations increased as a percentage of net sales from 46% for the Second Quarter of Fiscal 1997 to 49% for the Second Quarter of Fiscal 1998. Such increase was attributable primarily to higher costs associated with increased digital print and wide format services provided by the Company's United States operations. Cost of sales for the Company's United Kingdom operations increased slightly as a percentage of net sales from 62% for the Second Quarter of Fiscal 1997 to 63% for the Second Quarter of Fiscal 1998. Such increase was attributable primarily to the change in product mix in the Company's United Kingdom operations to include more digital print and financial print services. Digital print and financial print services have higher costs compared to digital prepress services.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by 72%, or $1,398,758, from $1,934,626 for the Second Quarter of Fiscal 1997 to $3,333,384 for the Second Quarter of Fiscal 1998. Such increase was attributable primarily to the increased level of operations which resulted from the Boris Acquisition and the Libra Acquisition, the hiring of additional management and administrative personnel and costs associated with the Company's acquisitions. As a percentage of net sales, SG&A decreased from 37% for the Second Quarter of Fiscal 1997 to 35% for the Second Quarter of Fiscal 1998. Such decrease in SG&A as a percentage of net sales was due primarily to increased sales volume and the Company's ability to contain certain corporate expenses.

         Income from Operations. Income from operations for the Second Quarter of Fiscal 1998 increased by 59%, or $351,825, to $947,592 from $595,767 for the Second Quarter of Fiscal 1997. Of this amount, $490,568 was contributed by the Company's United States operations and

$457,024 by the Company's United Kingdom operations. This increase resulted from higher net sales offset in part by higher production costs associated with the changing product mix of the Company's operations to include more digital print and financial print services.

         Net Interest  Expense.  Net interest  expense for the Second Quarter of
Fiscal 1998  increased by 197%,  or $417,369,  to $628,908 from $211,539 for the
Second Quarter of Fiscal 1997. This increase resulted from increased borrowings under the Company's credit facilities and capital leases assumed by the Company as part of the Boris Acquisition and the Libra Acquisition. In addition, the Company incurred deferred financing costs of $138,069 in connection with the issuance of warrants relating to the unsecured loans. Such deferred financing costs are non-cash, non-recurring expenses.

          Income Taxes. Income taxes for the Second Quarter of Fiscal 1998 decreased by 10%, or $14,293, to $126,448 from $140,741 for the Second Quarter of Fiscal 1997.

         Net Income. As a result of the factors described above, net income for the Second Quarter of Fiscal 1998 decreased by 21%, or $51,251, to $192,236 as compared to a net income of $243,487 for the Second Quarter of Fiscal 1997.

         SIX MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
         --------------------------------------------------------

         Net Sales. Net sales for the six months ended February 28, 1998 increased by 83%, or $8,761,813, to 19,255,448 from $10,493,635 for the six months ended February 28, 1997. Net sales for the Company's United States operations increased by 62%, or $3,850,103, from $6,259,699 in the six months ended February 28, 1997 to $10,109,802 in the six months ended February 28, 1998. This increase was attributable primarily to an increase in net sales resulting from the Boris Acquisition and, to a lesser extent, an increase in net sales in each of the Company's three other United States subsidiaries. Net sales for the Company's United Kingdom operations increased by 116%, or $4,911,710, from $4,233,936 in the six months ended February 28, 1997 to $9,145,646 in the six months ended February 28, 1998. This increase was attributable primarily to the inclusion of net sales resulting from the Libra Acquisition and, to a lesser extent, increases in the Company's prepress operations.

         Cost of Sales. Cost of sales for the six months ended February 28, 1998 increased by 91%, or $4,914,647, to $10,300,273 from $5,385,626 for the six months ended February 28, 1997. As a percentage of net sales, cost of sales increased from 51% for the six months ended February 28, 1997 to 53% for the six months ended February 28, 1998. Cost of sales for the Company's United States operations decreased slightly as a percentage of net sales from 47% for the six months ended February 28, 1997 to 46% for the six months ended February 28, 1998. Such decrease was attributable primarily to the Company's renegotiation of its vendor contracts resulting in reduced supply costs to the Company, offset in part by higher costs associated with increased digital print and wide format services provided by the Company's United States operations. Cost of sales for the Company's United Kingdom operations increased as a percentage of net sales from 58% for the six months ended February 28, 1997 to 61% for the six months ended February 28, 1998. Such increase was attributable primarily to the change in product mix in the Company's United Kingdom operations to include more digital print and financial print services. Digital print and financial print services have higher costs compared to digital prepress services.

         Selling, General and Administrative Expenses. SG&A increased by 80%, or $3,002,012, from $3,744,364 for the six months ended February 28, 1997 to $6,746,376 for the six months ended February 28, 1998. Such increase was attributable primarily to the increased level of operations which resulted from the Boris Acquisition and the Libra Acquisition, the hiring of additional management and administrative personnel and costs associated with the Company's acquisitions. As a percentage of net sales, SG&A decreased slightly from 36% for the six months ended February 28, 1997 to 35% for the six months ended February 28, 1998. Such decrease in SG&A as a percentage of net sales was due primarily to increased sales volume.

         Income from Operations. Income from operations for the six months ended February 28, 1998 increased by 62%, or $845,154, to $2,208,799 from $1,363,645 for the six months ended February 28, 1997. Of this amount, $1,006,231 was contributed by the Company's United States operations and $1,202,568 by the Company's United Kingdom operations. This increase resulted from higher net sales offset in part by higher production costs associated with the changing product mix of the Company's operations to include more digital print and financial print services.

         Net Interest Expense. Net interest expense for the six months ended February 28, 1998 increased by 264%, or $805,694, to $1,110,816 from $305,122 for the six months ended February 28, 1997. This increase resulted from increased borrowings under the Company's credit facilities and capital leases assumed by the Company as part of the Boris Acquisition and the Libra Acquisition. In addition, the Company incurred deferred financing costs of $276,138 in connection with the issuance of warrants relating to unsecured loans. Such deferred financing costs are non-cash, non-recurring expenses.

         Income Taxes. Income taxes for the six months ended February 28, 1998 increased by 13%, or $46,342, to $399,558 from $353,216 for the six months ended February 28, 1997.

         Net Income. As a result of the factors described above, net income for the six months ended February 28, 1998 decreased slightly by 1%, or $6,882, to $698,425 as compared to a net income of $705,307 for the six months ended February 28, 1997.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

         Cash Flow. Net cash used in operations was $595,430 for the first six months of fiscal 1998. Net cash provided by operations was $99,611 for the first six months of fiscal 1997. Net cash used in investing activities for the acquisition of property and equipment was $599,031 for the first six months of fiscal 1998 and $464,125 for the first six months of fiscal 1997. For the first six months of fiscal 1998 and fiscal 1997, the Company acquired equipment under capital leases of $407,309 and $1,570,875, respectively, and made payments under capital leases of $932,556 and $903,654, respectively. Net bank borrowings provided funds of $856,723 for the first six months of fiscal 1998 and used funds of $295,241 for the first six months of fiscal 1997.

         Bank Credit Facilities. The Company has borrowing arrangements with commercial banks in both New York and London. During the first six months of fiscal 1998, the Company had combined credit facilities with its former New York bank for its United States operations in the aggregate amount of $9,750,000, which consisted of a: (i) $4,500,000 revolving credit facility which was available for corporate acquisition purposes; (ii) $3,850,000 line of credit facility which was available for working capital purposes; and (iii) $1,400,000 term loan which was rolled over into the Company's line of credit facility. Such credit facilities were available to be used by each of the Company's four United States subsidiaries.

         Subsequent to the end of the quarter, on March 24, 1998, the Company terminated its financing facilities with its former New York bank and entered into borrowing arrangements with the Bank in the aggregate amount of $40,000,000, which consist of a: (i) $25,000,000 term loan; (ii) $10,000,000 revolving line of credit facility which is available for working capital purposes; and (iii) $5,000,000 credit facility which is available for corporate acquisition purposes. Such borrowings are guaranteed by the Company's United States subsidiaries. In addition, the Company pledged all of its equity interests in its United States subsidiaries and two-thirds of its equity interests in its wholly-owned United Kingdom subsidiary as collateral for such credit facilities. Interest under such credit facilities is, at the Company's option, at the Base Rate or at the Eurodollar Rate, as defined, plus an Applicable Margin, as defined, ranging from 0.75% to 3% depending on the Company's consolidated debt to earnings ratio and the type of loan. As of March 31, 1998, the Company had an outstanding balance of $8,350,000 under the revolving credit facility and $25,000,000 under the term loan. A portion of the proceeds of such loans was used to repay in full promissory notes previously issued by the Company in 1997 to certain private investors in the aggregate principal amount of $4,000,000.

         The credit facilities contain covenants which require the Company to maintain certain earnings and debt to earnings ratio requirements based on the combined operations of the Company and its subsidiaries. The credit facilities are secured by a first priority lien on all of the assets of the Company and its subsidiaries, a mortgage on the Company's facilities located at 545 West 45th Street, New York, New York and a leasehold mortgage on the Company's facilities acquired as part of the Kwik Acquisition located at 229 West 28th Street, New York, New York. The Company, the Bank and Sirota entered into an intercreditor subordination agreement with respect to the Bank's and Sirota's relative interests in the Company.

         The Company's agreement with the Bank restricts the Company's ability to pay certain dividends without the Bank's prior written consent.

         On December 4, 1997, the Company terminated its credit facilities with its prior United Kingdom bank and entered into a new credit facility with another United Kingdom bank. The Company's new credit facility provides for combined lines of credit of (pound)1,400,000 (approximately $2,310,000) for working capital for its United Kingdom operations. These lines of credit renew annually and bear interest at 2.0% over the Bank's Base Rate, as defined. These lines of credit contain covenants which require the Company's United Kingdom subsidiaries to maintain a minimum net worth of (pound)500,000, limit borrowings up to specified amounts of accounts receivable aged 120 days or less and are guaranteed by Unidigital for the principal amount of up to (pound)500,000. Amounts outstanding are collateralized by substantially all of the Company's United Kingdom assets. As of February 28, 1998, the Company had an outstanding balance of $2,465,028 under its United Kingdom credit facility.

         The Company expects that anticipated cash flow from operations and available borrowings will be sufficient to fund its capital lease obligations, debt service payments, potential earn-outs, capital expenditures and operations for at least 12 months. The Company may require additional financing to consummate future acquisitions. There can be no assurance that the Company will be able to secure such additional financing on terms favorable to the Company.

         Working Capital. The Company's working capital deficit decreased by $240,966 from $2,189,357 at August 31, 1997 to $1,948,391 at February 28, 1998.

         Acquisitions. Subsequent to the end of the quarter, on March 25, 1998, the Company, through its wholly-owned subsidiary, Unison (NY), consummated the Kwik Acquisition. The purchase price included cash payments of $20,590,349, issuance of a 5.7% subordinated promissory note in the principal amount of $750,000 (payable in 36 monthly installments commencing April 15, 1998), issuance of 649,841 shares of restricted Common Stock of the Company and the assumption of certain trade obligations of Kwik.

         The purchase price is subject to adjustment in the event Kwik does not achieve a certain net asset value as of the date of the acquisition. Such determination shall be made within sixty (60) days of the date of closing. Of the purchase price, $1,000,000 in cash and $1,000,000 of restricted Common Stock of the Company (190,589 shares) is being held in escrow for a period of two years to satisfy any purchase price adjustments or indemnification claims.

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

                                     PART II

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  In connection with its engagement of Oppenheimer as its investment banker, on November 26, 1997, the Company granted a five-year warrant to Oppenheimer to purchase up to 25,000 shares of the Company's Common Stock at an exercise price of $8.25 per share. In addition, in January 1998, the Company issued 6,051 shares of restricted Common Stock of the Company (with an aggregate value of $50,000) to an employee of the Company pursuant to the terms of his employment agreement with the Company dated November 1, 1996.

                  Subsequent to the end of the quarter, on March 25, 1998, the Company issued 649,841 shares of restricted Common Stock of the Company (with an aggregate value of $3,409,651) to Sirota as partial consideration for the Kwik Acquisition.

                  No underwriter was employed by the Company in connection with the issuances and sales of the securities described above. The Company believes that the issuances and sales of all of the foregoing securities were exempt from registration under either (i) Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving a public offering, or (ii) in the case of the shares issued to the employee, Rule 701 under the Act as a transaction made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. No public offering was involved and the securities were acquired for investment and not with a view to distribution. Appropriate legends have been affixed to the stock certificates issued to the employee and Sirota. In addition, appropriate legends will be affixed to the stock certificates issued upon Oppenheimer's exercise of the warrants. All recipients had adequate access to information about the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders of the Company was held on January 29, 1998.

         There were 2,934,202 shares present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

                 Nominee            For              Withheld
                 -------            ---              --------
          William E. Dye         2,919,852            14,350
          Peter Saad             2,919,852            14,350
          Anthony Manser         2,919,852            14,350
          Harvey Silverman       2,919,852            14,350
          David Wachsman         2,919,852            14,350


         Also at the meeting, a vote was taken on the proposal to amend the 1997 Plan to increase the number of shares of Common Stock reserved for issuance upon exercise of options granted under such plan from 300,000 to 500,000 shares. Of the 2,934,202 shares present at the meeting in person or by proxy, 2,259,956 shares were voted in favor of such proposal, 348,482 shares were voted against such proposal, and 6,350 shares abstained from voting. There were also 319,414 broker non-votes with respect to such proposal.

         Finally, a vote was taken at the meeting on the proposal to ratify the appointment of Ernst & Young LLP as the independent certified public accountants of the Company for the fiscal year ending August 31, 1998. Of the 2,934,202 shares present at the meeting in person or by proxy, 2,926,677 shares were voted in favor of such proposal, 2,725 shares were voted against such proposal, and 4,800 shares abstained from voting.

ITEM 5.           OTHER INFORMATION.

         Subsequent to the end of the quarter, on March 24, 1998, the Company terminated its financing facilities with its former New York Bank and entered into borrowing arrangements with the Bank in the aggregate amount of $40,000,000, which consist of a: (i) $25,000,000 term loan; (ii) $10,000,000 revolving line of credit facility which is available for working capital purposes; and (iii) $5,000,000 credit facility which is available for corporate acquisition purposes. Such borrowings are guaranteed by the Company's United States subsidiaries. In addition, the Company pledged all of its equity interests in its United States subsidiaries and two-thirds of its equity interests in its wholly-owned United Kingdom subsidiary as collateral for such credit facilities. Interest under such credit facilities is, at the Company's option, at the Base Rate or at the Eurodollar Rate, as defined, plus an Applicable Margin, as defined, ranging from 0.75% to 3% depending on the Company's consolidated debt to earnings ratio and the type of loan. As of March 31, 1998, the Company had an outstanding balance of $8,350,000 under the revolving credit facility and $25,000,000 under the term loan. A portion of the proceeds of such loans was used to repay in full promissory notes previously issued by the Company in 1997 to certain private investors in the aggregate principal amount of $4,000,000.

         The credit facilities contain covenants which require the Company to maintain certain earnings and debt to earnings ratio requirements based on the combined operations of the Company and its subsidiaries. The credit facilities are secured by a first priority lien on all of the assets of the Company and its subsidiaries, a mortgage on the Company's facilities located at 545 West 45th Street, New York, New York and a leasehold mortgage on the Company's facilities acquired as part of the Kwik Acquisition located at 229 West 28th Street, New York, New York. The Company, the Bank and Sirota entered into an intercreditor subordination agreement with respect to the Bank's and Sirota's relative interests in the Company.

         The Company's agreement with the Bank restricts the Company's ability to pay certain dividends without the Bank's prior written consent.

         Subsequent to the end of the quarter, on March 25, 1998, the Company, through its wholly-owned subsidiary, Unison (NY), consummated the Kwik Acquisition. Kwik provided general printing, color separation and large format printing services. The Company intends to continue such line of business. The assets purchased included Kwik's entire customer list, inventory, equipment, cash, accounts receivable and trade name. The purchase price included cash payments of $20,590,349, issuance of a 5.7% subordinated promissory note in the principal amount of $750,000 (payable in 36 monthly installments commencing April 15, 1998), issuance of 649,841 shares of restricted Common Stock of the Company and the assumption of certain trade obligations of Kwik.

         The purchase price is subject to adjustment in the event Kwik does not achieve a certain net asset value as of the date of the acquisition. Such determination shall be made within sixty (60) days of the date of closing. Of the purchase price, $1,000,000 in cash and $1,000,000 of restricted Common Stock of the Company (190,589 shares) is being held in escrow for a period of two years to satisfy any purchase price adjustments or indemnification claims.

         The Company funded the cash portion of the purchase price from proceeds of a $25,000,000 term loan and a $10,000,000 revolving credit loan from the Bank.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits.

                            4.1   Warrant   dated   November   26,  1997  issued
                                  by  Unidigital  Inc.  to CIBC Oppenheimer.

                           27.1   Financial Data Schedule.

                  (b)      Reports on Form 8-K.

                           Subsequent  to the end of the  quarter,  on  April 8,
                  1998, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to the Kwik Acquisition. Such Form 8-K also disclosed the terms of certain loans made to the Company, the proceeds of which the Company used to fund the purchase price of the Kwik Acquisition.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UNIDIGITAL INC.



DATE:             April 14, 1998             By:  /s/William E. Dye
                                                -------------------
                                                 William E. Dye,
                                                 Chief Executive Officer
                                                 (Principal Executive, Financial
                                                 and Accounting Officer)