Form 10QSB
period 1998-05-31
UNIDIGITAL INC
filed 1998-07-15
CIK 1003934

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                   FORM 10-QSB

                                   (Mark One)
|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended May 31, 1998

___ Transition  report under  Section 13 or 15(d) of the Securities Exchange Act

For the transition period from __________ to __________

                         Commission file number 0-27664

                                 UNIDIGITAL INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                       13-3856672
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                 229 West 28th Street, New York, New York 10001
                    (Address of Principal Executive Offices)

                                 (212) 244-7820
                           (Issuer's Telephone Number,
                              Including Area Code)

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes: X No:
State the number of shares outstanding of each of the Issuer's classes of common stock, as of June 30, 1998:

Class                                                      Number of Shares
-----                                                      ----------------
Common Stock,  $.01 par value                                  3,902,634

         Transitional Small Business Disclosure Format (check one):
                                   Yes: No: X

                        UNIDIGITAL INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------
                                                                    Page
                                                                    ----
PART I   FINANCIAL INFORMATION

         Item 1.      Financial Statements...........................1

                CONSOLIDATED BALANCE SHEETS
                as at May 31, 1998 (unaudited)
                and August 31, 1997 (audited)........................2

                CONSOLIDATED  INCOME  STATEMENTS
                For the Three  Months and Nine
                Months Ended May 31, 1998 and May 31, 1997
                (unaudited)..........................................3

                CONSOLIDATED  STATEMENTS OF CASH FLOWS
                For the Nine Months Ended
                May 31, 1998 and May 31, 1997
                (unaudited)..........................................4

                NOTES TO CONSOLIDATED FINANCIAL
                STATEMENTS (unaudited)...............................5

         Item 2.      Management's Discussion and Analysis or
                      Plan of Operation..............................11

                General..............................................11

                Results of Operations................................11

                Liquidity, Capital Resources and Other Matters.......15

PART II  OTHER INFORMATION

         Item 2.      Changes in Securities and Use of Proceeds......17

         Item 5.      Other Information..............................17

         Item 6.      Exhibits and Reports on Form 8-K...............17

SIGNATURES...........................................................21

                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements


                                                 UNIDIGITAL INC. AND SUBSIDIARIES
                                                 --------------------------------
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------

                                                                                                  May 31,              August 31,
                                                                                                   1998                   1997
                                                                                                 --------                ------
                                                                                               (unaudited)
                                        ASSETS
                                        ------
Current assets:
   Cash and cash equivalents .......................................................          $    162,098           $  3,202,766
   Accounts receivable (less allowance for doubtful
     accounts of $553,499 and $266,000 at
     May 31, 1998 and August 31, 1997, respectively) ...............................            14,546,337              9,752,807
   Deferred financing costs, net ...................................................             1,107,204                463,931
   Prepaid expenses ................................................................             3,201,952              1,529,664
   Other current assets ............................................................             3,645,179                765,760
                                                                                              ------------           ------------
       Total current assets ........................................................            22,662,770             15,714,928
Property and equipment, net ........................................................            13,807,594             11,899,475
Intangible assets, net .............................................................            27,252,774              5,330,923
Other assets .......................................................................               342,123                 87,964
                                                                                              ------------           ------------
       Total assets ................................................................          $ 64,065,261           $ 33,033,290
                                                                                              ============           ============
                                        LIABILITIES
                                        -----------
Current liabilities:
   Accounts payable and accrued expenses ...........................................          $  7,258,029           $  5,181,684
   Current portion of capital lease obligations ....................................             2,230,281              1,998,443
   Current portion of long-term debt ...............................................             2,942,775             10,018,332
   Income taxes payable ............................................................             1,050,412                551,235
   Loans and notes payable to stockholders .........................................               168,906                154,591
                                                                                              ------------           ------------
       Total current liabilities ...................................................            13,650,403             17,904,285
Capital lease obligations, net of current portion ..................................             3,275,900              2,875,577
Long-term debt, net of current portion .............................................            32,393,333              2,127,796
Deferred income taxes ..............................................................               543,970                445,000
Loans and notes payable to stockholders, net of current portion ....................               207,495                207,496
                                                                                              ------------           ------------
       Total liabilities ...........................................................            50,071,101             23,560,154
                                                                                              ------------           ------------

                               STOCKHOLDERS' EQUITY
                               --------------------

Preferred stock -- authorized 5,000,000 shares,
   $.01 par value each; none issued or outstanding .................................                   --                      --
Common stock -- authorized 10,000,000 shares,
   $.01 par value each; 3,902,634 and 3,243,243 shares
   issued and outstanding at May 31, 1998 and
   August 31, 1997, respectively ...................................................                39,206                 32,432
Additional paid-in capital .........................................................             9,814,625              6,291,613
Retained earnings ..................................................................             4,404,005              3,237,984
Cumulative foreign translation adjustment ..........................................              (263,676)               (88,893)
                                                                                              ------------           ------------
       Total stockholders' equity ..................................................            13,994,160              9,473,136
                                                                                              ------------           ------------
       Total liabilities and stockholders' equity ..................................          $ 64,065,261           $ 33,033,290
                                                                                              ============           ============

                        The Notes to Consolidated Financial Statements are made a part hereof.


                                                 UNIDIGITAL INC. AND SUBSIDIARIES
                                                 --------------------------------
                                                  CONSOLIDATED INCOME STATEMENTS
                                                  ------------------------------
                                                            (unaudited)
                                                            -----------

                                                                         Three Months Ended,               Nine Months Ended,
                                                                         -------------------               ------------------
                                                                      May 31,          May 31,           May 31,          May 31,
                                                                        1998            1997              1998             1997
                                                                        ----            ----              ----             ----

Revenues
   Net sales ...................................................    $ 13,994,679    $  7,664,033     $ 32,845,094    $ 18,157,668
                                                                    ------------    ------------     ------------    ------------
Expenses
   Cost of sales ...............................................       7,692,922       4,239,289       17,597,651       9,624,915
   Selling, general and
     administrative  expenses ..................................       4,203,955       2,273,727       10,943,509       6,018,091
                                                                    ------------    ------------     ------------    ------------
   Total operating expenses ....................................      11,896,877       6,513,016       28,541,160      15,643,006
                                                                    ------------    ------------     ------------    ------------
   Income from operations ......................................       2,097,802       1,151,017        4,303,934       2,514,662
   Interest expense ............................................         793,208         396,921        1,341,359         695,660
   Interest expense - deferred financing costs .................         219,583              --          695,721              --
   Interest and other expenses (income) ........................          40,670         (67,175)         126,604         (60,792)
   Expenses incurred due to restructuring ......................         246,930              --          246,930              --
                                                                    ------------    ------------     ------------    ------------
   Income before income taxes ..................................         797,411         821,271        1,893,320       1,879,794
   Provision for income taxes ..................................         329,815         281,162          727,299         634,378
                                                                    ------------    ------------     ------------    ------------
Net income .....................................................    $    467,596    $    540,109     $  1,166,021    $  1,245,416
                                                                    ============    ============     ============    ============

Net income per share available to common stockholders:
   Basic .......................................................    $       0.13    $       0.17     $       0.34    $       0.39
                                                                    ============    ============     ============    ============
   Diluted .....................................................    $       0.12    $       0.17     $       0.32    $       0.39
                                                                    ============    ============     ============    ============

Shares used to compute net income per share:
   Basic .......................................................       3,724,459       3,228,083        3,403,721       3,203,121
                                                                    ============    ============     ============    ============
   Diluted .....................................................       4,036,427       3,253,163        3,640,752       3,217,789
                                                                    ============    ============     ============    ============

                        The Notes to Consolidated Financial Statements are made a part hereof.


                                                 UNIDIGITAL INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (unaudited)

                                                                                                        Nine Months Ended,
                                                                                                   --------------------------
                                                                                                   May 31,            May 31,
                                                                                                     1998                1997
                                                                                                     ----                ----
Operating Activities
Net income ...............................................................................       $  1,166,021        $  1,245,416
Adjustments to reconcile  net income to net cash provided by (used in) operating activities:
       Depreciation and amortization .....................................................          2,684,088           1,346,217
       Provision for deferred income taxes ...............................................             91,069             (73,530)
       Provision for bad debts ...........................................................             31,600              77,182
Net changes in assets and liabilities net of effects of businesses acquired:
       Accounts receivable ...............................................................         (3,272,035)         (1,376,573)
       Prepaid expenses and other current assets .........................................         (3,493,771)         (1,841,527)
       Other assets ......................................................................            (91,550)             (6,184)
       Accounts payable and accrued expenses .............................................            449,256           2,004,481
       Income taxes payable ..............................................................            476,976             181,743
                                                                                                 ------------        ------------
Net cash (used in) provided by operating activities ......................................         (1,958,346)          1,557,225
                                                                                                 ------------        ------------
Investing activities
Additions to property and equipment ......................................................           (836,694)           (959,996)
Business acquisitions ....................................................................        (21,245,349)         (5,320,902)
                                                                                                 ------------        ------------
Net cash used in investing activities ....................................................        (22,082,043)         (6,280,898)
                                                                                                 ------------        ------------
Financing activities
Net proceeds from bank borrowings ........................................................         22,386,042           5,721,404
Payments of capital lease obligations ....................................................         (1,421,939)         (1,493,261)
Payments of notes for cancellation of options
   and acquisition of business ...........................................................                 --            (177,893)
IPO issuance costs .......................................................................                 --              (4,214)
Stockholder loans ........................................................................                 --                 687
Common stock issued ......................................................................             20,134                 460
                                                                                                 ------------        ------------
Net cash provided by financing activities ................................................         20,984,237           4,047,183
                                                                                                 ------------        ------------
Effect of foreign exchange rates on cash .................................................             15,484               6,152
                                                                                                 ------------        ------------
Net decrease in cash and cash equivalents ................................................         (3,040,668)           (670,338)
Cash and cash equivalents at beginning of period .........................................          3,202,766           4,145,514
                                                                                                 ------------        ------------
Cash and cash equivalents at end of period ...............................................       $    162,098        $  3,475,176
                                                                                                 ============        ============
Supplemental disclosures
Interest paid ............................................................................       $    406,943        $    685,467
                                                                                                 ============        ============
Income taxes paid ........................................................................       $    159,443        $    706,879
                                                                                                 ============        ============
Noncash transactions:
Equipment acquired under capital lease obligations .......................................       $  1,310,243        $  2,025,673
                                                                                                 ============        ============

                        The Notes to Consolidated Financial Statements are made a part hereof.


                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)
                                   -----------

Note A - Basis of Presentation:
-------------------------------

         The information presented for May 31, 1998, and for the three-month and the nine-month periods ended May 31, 1998 and May 31, 1997, is unaudited, but, in the opinion of the management of Unidigital Inc., its wholly-owned subsidiaries and its and their subsidiaries, affiliated companies and predecessors (collectively, the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of May 31, 1998, the results of their operations for the three-month and the nine-month periods ended May 31, 1998 and May 31, 1997 and their cash flows for the nine-month periods ended May 31, 1998 and May 31, 1997.

         The consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 1997, which were included as part of the Company's Annual Report on Form 10-KSB.

         The  consolidated   financial   statements   include  the  accounts  of
Unidigital Inc. and its direct and indirect subsidiaries. All significant intercompany balances have been eliminated.

         Interim results are not necessarily indicative of results that may be expected for the full fiscal year.


Note B - Summary of Significant Accounting Policies:
----------------------------------------------------

         Organization and Business:

         Unidigital Inc., a Delaware corporation, is the parent holding company of five wholly-owned operating subsidiaries, Unidigital Elements (NY), Inc., formerly known as LinoGraphics Corporation ("Elements (NY)"), Elements (UK) Limited ("Elements (UK)"), Unidigital Elements (SF), Inc., formerly known as LinoGraphics (Delaware) Corporation ("Elements (SF)"), Unison (NY), Inc., formerly known as Unidigital/Cardinal Corporation ("Unison (NY)") and Unison
(MA), Inc., formerly known as Unidigital/Boris Corporation ("Unison (MA)"). Elements (NY) engages in the on-demand print and digital prepress business in New York City. Elements (UK) engages in the on-demand print and digital prepress business in London. In addition, Elements (UK) through its wholly-owned subsidiary, Regent Group Limited, operates a financial digital print business in London. Elements (SF) owns and operates the San Francisco on-demand prepress business and retouching studio. Unison (NY) engages in the digital prepress and digital printing business, and provides general printing, color separation and large format printing

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)
                                   -----------

services to advertising agencies and corporations primarily in the New York City area. Unison (MA) engages in the business of digital imaging and photographic processing in the Boston area.


         Foreign Currency Translation:

         The portion of the Company's financial statements relating to the Company's United Kingdom operations are translated into United States Dollars using period-end exchange rates ((pound)1.00 = $1.62 at August 31, 1997 and $1.67 at May 31, 1998, respectively, for balance sheet accounts) and average exchange rates ((pound)1.00 = $1.64 for the year ended August 31, 1997; and $1.68 and $1.64 for the three month periods ended May 31, 1998 and May 31, 1997, respectively; and $1.68 and $1.64 for the nine month periods ended May 31, 1998 and May 31, 1997, respectively, for income statement accounts). The translation difference is reflected as a separate component of stockholders' equity.


         Earnings Per Share:

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is required to be adopted for years ending after December 15, 1997. Accordingly, the Company has adopted the provisions of the new statement.

         The following table sets forth the computation of basic and dilutive earnings per share:

                                                               Three Months Ended,                  Nine Months Ended,
                                                         ------------------------------     -------------------------------
                                                                     May 31,                             May 31,
                                                              1998             1997               1998             1997
                                                              ----             ----               ----             ----

Numerator  for  basic  and  diluted  earnings  per
     share-net   income   available   for   common
     stockholders...............................         $     467,596   $     540,109      $   1,166,021     $   1,245,416
                                                          ============    ============       ============      ============
Denominator:
   Denominator for basic earnings per share-
     weighted average shares....................             3,724,459       3,228,083          3,403,721         3,203,121
   Effect of dilutive securities:
     Stock options..............................               109,555          17,128             64,896            11,978
     Warrants...................................               202,413           7,953            172,135             2,690
                                                           -----------     -----------        -----------       -----------
   Denominator    for   diluted    earnings    per
     share-adjusted  weighted-average  shares  and
     assumed conversions........................             4,036,427       3,253,163          3,640,752         3,217,789
                                                           ===========     ===========        ===========       ===========


                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)
                                   -----------

         The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                              Three Months Ended,           Nine Months Ended,
                            ----------------------------------------------------
                                    May 31,                        May 31,
                            1998               1997         1998          1997
                            ----------------------------------------------------
Stock options..............11,000            153,500        11,000       153,500
Warrants...................25,000             92,000       117,000        92,000


Note C - Stockholders' Equity:
------------------------------


         Common Stock:

         As at June 30, 1998, 3,902,634 shares of common stock, $0.01 par value (the "Common Stock"), were issued and outstanding.


         Preferred Stock:

         As at June 30, 1998, there were no shares of preferred stock, $0.01 par value, issued or approved for issuance.


Note D - Stock Option Plans:
----------------------------

         Pursuant to the 1997 Equity Incentive Plan, as amended (the "Plan"), the Company granted options to purchase an aggregate of 222,599 shares of its Common Stock during the nine months ended May 31, 1998. All options were granted at their fair market value.

         Subsequent to the end of the quarter, on July 13, 1998, the Company granted options to purchase 40,000 shares of its Common Stock to Nicholas P. Gill in connection with his employment as the Company's Vice President, Chief Financial Officer and Secretary. Such options were granted at their fair market value under the Plan.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)
                                   -----------

Note E - Long Term Debt and Notes Payable:
-----------------------------------------

         At May 31, 1998, the Company's debt consisted of the following:

                                                                      Facility              Amount Outstanding
                                                                       Amount       ------------------------------------
                                                                     August 31,         May 31,          August 31,
                                                                        1997              1998              1997
                                                                   ---------------- ----------------- ------------------
Credit facilities  in the United Kingdom;  interest at the bank's overdraft rate plus 3%; facility amount is approximately
   (pound)1,145,000 ($1,969,400)                                     $  1,969,400    $       --         $  1,784,150
Credit  facilities in the United Kingdom;  interest at the bank's overdraft  rate  plus 2%;  facility  amount  is  approximately
   (pound)2,300,000 ($3,841,000)                                            --         2,557,358               --
Revolving  line of credit;  matures  April 30, 2000,  interest at
   Alternate  Base Rate or Adjusted LIBO Rate,  as defined,  plus
   1/4% in the United States and 2.25% in the United Kingdom            4,500,000            --            1,725,000
Lines of credit;  interest  at  Alternate  Base Rate or  Adjusted
   LIBO Rate,  as  defined,  plus 1/4% in the  United  States and
   2.25% in the United Kingdom                                          5,250,000            --            4,110,110
Term  loan;  matures  March  31,  2003,  payable  in sixteen (16)
   quarterly  installments  ranging  from $750,000 to $1,500,000, commencing June 30, 1999, together  with a balloon  payment of
   $7,000,000  at March 31, 2003,  plus interest at the Base Rate or  at  the  Eurodollar  Rate,  as defined, plus an Applicable
   Margin,  as  defined,  ranging  from  0.75% to 3.0%;  facility
   amount is $25,000,000                                                     --        25,000,000              --
Revolving line of credit; matures March 24, 2003, interest at the
   Base  Rate  or  at  the  Eurodollar Rate, as defined,  plus an
   Applicable   Margin,  as  defined, ranging from 0.75% to 3.0%;
   facility amount is $10,000,000                                            --         6,935,000              --
Acquisition  line of credit;  matures March 31, 2003,  payable in eleven (11) quarterly installments of 5.0% of the  outstanding balance at March 24, 2000 commencing June 30, 2000 and one (1)
   installment  of 45.0% of the outstanding  balance at March 24,
   2000,  plus  interest  at  the  Base Rate or at the Eurodollar
   Rate,  as  defined, plus  an  Applicable  Margin,  as defined,
   ranging from 0.75% to 3.0%; facility amount is $5,000,000                 --              --                --
SBA loan;  matures December 1, 2014,  monthly payments of $3,665,
   interest at prime rate plus 2.74%                                      350,000            --              334,368
Installment  note due seller of Elements  (SF);  payable in eight
   (8) quarterly installments of $11,600 including interest at 6%          85,000          21,250             42,500
Loans  from  private  investors,  beginning  May  1997,  maturing between  May  2002 and  August 2002; interest at 10% for first
   six months, 11% for second six months and 12% thereafter             4,000,000            --            4,000,000
Installment  note due seller of Unison (MA);  matures January 15,
   1999,  payable  in  two  (2)  annual  installments  of $75,000
   including interest at 8.0%                                             150,000         114,167            150,000
Installment note due Kwik International;  matures April 15, 2001, payable in thirty-five (35) monthly installments of $20,833.33 and one  (1)  installment  of $20,833.45 including interest at
   5.7%                                                                      --           708,333               --
                                                                                      ----------------------------------
                                                                                       35,336,108         12,146,128
Less current portion                                                                    2,942,775         10,018,332
                                                                                      ----------------------------------
                                                                                     $ 32,393,333       $  2,127,796
                                                                                      ==================================

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)
                                   -----------


         The Company has borrowing arrangements with commercial banks in both New York and London. On March 24, 1998, the Company terminated its financing facilities with its former New York bank and entered into borrowing arrangements with its current New York bank (the "Bank") in the aggregate amount of $40,000,000, which consist of a: (i) $25,000,000 term loan; (ii) $10,000,000 revolving line of credit facility which is available for working capital purposes; and (iii) $5,000,000 credit facility which is available for corporate acquisition purposes. Such borrowings are guaranteed by the Company's United States subsidiaries. In addition, the Company pledged all of its equity interests in its United States subsidiaries and two-thirds of its equity interests in its wholly-owned United Kingdom subsidiary as collateral for such credit facilities. Interest under such credit facilities is, at the Company's option, at the Base Rate or at the Eurodollar Rate, as defined, plus an Applicable Margin, as defined, ranging from 0.75% to 3.0% depending on the Company's consolidated debt to earnings ratio and the type of loan. As of May 31, 1998, the Company had an outstanding balance of $25,000,000 under the term loan and $6,935,000 under the revolving credit facility. A portion of the proceeds of such loans was used to repay in full promissory notes previously issued by the Company in 1997 to certain private investors in the aggregate principal amount of $4,000,000.

         The credit facilities contain covenants which require the Company to maintain certain earnings and debt to earnings ratio requirements based on the combined operations of the Company and its subsidiaries. The credit facilities are secured by a first priority lien on all of the assets of the Company and its subsidiaries, a mortgage on the Company's facilities located at 545 West 45th Street, New York, New York and a leasehold mortgage on the Company's facilities acquired as part of the Kwik Acquisition (as defined below) located at 229 West 28th Street, New York, New York. The Company, the Bank and Richard J. Sirota ("Sirota"), the sole shareholder of Kwik (as defined below), entered into an intercreditor subordination agreement with respect to the Bank's and Sirota's relative interests in the Company.

         The Company's agreement with the Bank restricts the Company's ability to pay certain dividends without the Bank's prior written consent.

         The Company's credit facility with its London bank provides for combined lines of credit of (pound)2,300,000 (approximately $3,841,000) for working capital for its United Kingdom operations. Such credit facility was increased from (pound)1,400,000 (approximately $2,338,000) on May 13, 1998. These lines of credit renew annually and bear interest at 2.0% over the Bank's Base Rate, as defined. In addition, the Company is required to pay a service charge equal to 0.2% of invoice value. These lines of credit contain covenants which require the Company's United Kingdom subsidiaries to maintain a minimum net worth of (pound)500,000, limit borrowings up to specified amounts of accounts receivable aged 120 days or less and are guaranteed by the Company for the principal amount of up to (pound)500,000. Amounts outstanding are collateralized by substantially all of the Company's United Kingdom assets. As of May 31, 1998, the Company had an outstanding balance of $2,557,358 under its United Kingdom credit facility.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)
                                   -----------

Note F - Acquisition:
---------------------

         On March 25, 1998, the Company, through its wholly-owned subsidiary, Unison (NY), consummated the acquisition of substantially all of the assets of Kwik International Color, Ltd. ("Kwik") located in New York City (the "Kwik Acquisition"). Kwik provided general printing, color separation and large format printing services. The Company intends to continue such line of business. The assets purchased included Kwik's entire customer list, inventory, equipment, cash, accounts receivable and trade name. The purchase price included cash payments of $20,590,349, issuance of a 5.7% subordinated promissory note in the principal amount of $750,000 (payable in 36 monthly installments commencing April 15, 1998), issuance of 649,841 shares of restricted Common Stock of the Company and the assumption of certain trade obligations of Kwik. Of the purchase price, $1,000,000 in cash and $1,000,000 of restricted Common Stock of the Company (190,589 shares) is being held in escrow for a period of two years to satisfy any indemnification claims.

         The Company funded the cash portion of the purchase price from proceeds of a $25,000,000 term loan and a $10,000,000 revolving credit loan from the Bank. See "Note E - Bank Credit Facilities."

         The following supplemental pro forma information is presented as if the Company had completed the Kwik Acquisition as of September 1, 1997 and 1996, respectively:

                            Nine Months Ended May 31,
                            -------------------------
                                            ------------------------------------
                                                    1998                  1997
                                            ------------------------------------
Net sales..........................          41,675,406              36,257,283
Income from operations.............           4,883,428               3,216,370
Net income.........................             761,383               1,778,271
Net income per share - basic.......                0.20                    0.46
Net income per share - diluted.....                0.18                    0.46

Item 2.           Management's Discussion and Analysis or Plan of Operation.
-------           ----------------------------------------------------------

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

Results of Operations
---------------------

         The consolidated financial information includes both the Company's United States operations and its United Kingdom operations. On April 4, 1997, the Company consummated the acquisition of Boris Image Group, Inc. (the "Boris Acquisition") and, on May 22, 1997, the Company consummated the acquisition of Libra City Corporate Printing Limited (the "Libra

Acquisition"). In addition, on March 25, 1998, the Company consummated the Kwik Acquisition.

         Three Months Ended May 31, 1998 and May 31, 1997
         ------------------------------------------------

         Net Sales. Net sales for the three months ended May 31, 1998 ("Third Quarter of Fiscal 1998") increased by 83%, or $6,330,646, to $13,994,679 from $7,664,033 for the three months ended May 31, 1997 ("Third Quarter of Fiscal 1997"). Net sales for the Company's United States operations increased by 98%, or $4,767,168, from $4,844,565 in the Third Quarter of Fiscal 1997 to $9,611,733
in the Third Quarter of Fiscal 1998. This increase was attributable primarily to an increase in net sales resulting from the Kwik Acquisition, a full three months of net sales resulting from the Boris Acquisition and, to a lesser extent, an increase in net sales in each of the Company's two other United States subsidiaries. Net sales for the Company's United Kingdom operations increased by 55%, or $1,563,478, from $2,819,468 in the Third Quarter of Fiscal 1997 to $4,382,946 in the Third Quarter of Fiscal 1998. This increase was attributable primarily to a full three months of net sales resulting from the Libra Acquisition and, to a lesser extent, increases in the Company's prepress operations.

         Cost of Sales. Cost of sales for the Third Quarter of Fiscal 1998 increased by 81%, or $3,453,633, to $7,692,922 from $4,239,289 for the Third
Quarter of Fiscal 1997. As a percentage of net sales, cost of sales remained constant at 55% for the Third Quarter of Fiscal 1997 and the Third Quarter of Fiscal 1998. Cost of sales for the Company's United States operations decreased as a percentage of net sales from 55% for the Third Quarter of Fiscal 1997 to 51% for the Third Quarter of Fiscal 1998. Such decrease was attributable primarily to the change in product mix in the Company's United States operations to include more digital prepress services as a result of the Kwik Acquisition. Cost of sales for the Company's United Kingdom operations increased as a percentage of net sales from 56% for the Third Quarter of Fiscal 1997 to 63% for the Third Quarter of Fiscal 1998. Such increase was attributable primarily to the change in product mix in the Company's United Kingdom operations to include more digital print and financial print services. Digital print and financial print services have higher costs compared to digital prepress services.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by 85%, or $1,930,228, from $2,273,727 for the Third Quarter of Fiscal 1997 to $4,203,955 for the Third Quarter of Fiscal 1998. Such increase was attributable primarily to the increased level of operations which resulted from the Kwik Acquisition and a full three months of operations which resulted from each of the Boris
Acquisition and the Libra Acquisition. As a percentage of net sales, SG&A remained constant at 30% for the Third Quarter of Fiscal 1997 and the Third Quarter of Fiscal 1998.

         Income from Operations. Income from operations for the Third Quarter of Fiscal 1998 increased by 82%, or $946,785, to $2,097,802 from $1,151,017 for the
Third Quarter of Fiscal 1997. Of this amount, $1,549,418 was contributed by the Company's United States operations and $548,384 by the Company's United Kingdom operations. This increase resulted from higher net sales in both the Company's United States and United Kingdom operations.

         Net Interest Expense. Net interest expense for the Third Quarter of Fiscal 1998 increased by 219%, or $723,715, to $1,053,461 from $329,746 for the
Third Quarter of Fiscal 1997. This increase resulted from increased borrowings under the Company's credit facilities and capital leases assumed by the Company as part of the Kwik Acquisition, the Boris Acquisition and the Libra Acquisition. In addition, the Company incurred deferred financing costs of $219,583, and of such deferred financing costs, $138,000 are non-cash, non-recurring expenses.

         Restructuring Expenses. In connection with the Kwik Acquisition, the Company has consolidated its New York operations. As a result of such consolidation, the Company incurred restructing expenses of $246,930.

         Income  Taxes.  Income   taxes  for  the Third  Quarter of Fiscal  1998
increased by 17%, or $48,653, to $329,815 from $281,162 for the Third Quarter of Fiscal 1997.

         Net Income. As a result of the factors described above, net income for the Third Quarter of Fiscal 1998 decreased by 13%, or $72,513, to $467,596 as compared to a net income of $540,109 for the Third Quarter of Fiscal 1997.

         Nine Months Ended May 31, 1998 and May 31, 1997
         -----------------------------------------------

         Net Sales. Net sales for the nine months ended May 31, 1998 increased by 81%, or $14,687,426, to $32,845,094 from $18,157,668 for the nine months ended May 31, 1997. Net sales for the Company's United States operations increased by 78%, or $8,621,664, from $11,089,871 in the nine months ended May 31, 1997 to $19,711,535 in the nine months ended May 31, 1998. This increase was attributable primarily to an increase in net sales resulting from the Boris Acquisition, the Kwik Acquisition and, to a lesser extent, an increase in net sales in each of the Company's two other United States subsidiaries. Net sales for the Company's United Kingdom operations increased by 86%, or $6,065,762, from $7,067,797 in the nine months ended May 31, 1997 to $13,133,559 in the nine months ended May 31, 1998. This increase was attributable primarily to the inclusion of net sales from the Libra Acquisition and, to a lesser extent, increases in the Company's prepress operations.

         Cost of Sales. Cost of sales for the nine months ended May 31, 1998 increased by 83%, or $7,972,736, to 17,597,651 from $9,624,915 for the nine months ended May 31, 1997. As a percentage of net sales, cost of sales increased slightly from 53% for the nine months ended May 31, 1997 to 54% for the nine months ended May 31, 1998. Cost of sales for the Company's United States operations decreased as a percentage of net sales from 51% for the nine months ended May 31, 1997 to 49% for the nine months ended May 31, 1998. Such decrease was attributable primarily to the change in product mix in the Company's United States operations to include more digital prepress services as a result of the Kwik Acquisition and, to a lesser extent, to the Company's renegotiation of its vendor contracts resulting in reduced supply costs to the

Company. Cost of sales for the Company's United Kingdom operations increased as a percentage of net sales from 57% for the nine months ended May 31, 1997 to 61% for the nine months ended May 31, 1998. Such increase was attributable primarily to the change in product mix in the Company's United Kingdom operations to include more digital print and financial print services. Digital print and financial print services have higher costs compared to digital prepress services.

         Selling, General and Administrative Expenses. SG&A increased by 82%, or $4,925,418, from $6,018,091 for the nine months ended May 31, 1997 to $10,943,509 for the nine months ended May 31, 1998. Such increase was attributable primarily to the increased level of operations which resulted from the Kwik Acquisition, the Boris Acquisition and the Libra Acquisition, and, to a lesser extent, the hiring of additional management and administrative personnel and costs associated with the Company's acquisitions. As a percentage of net sales, SG&A remained constant at 33% for the nine months ended May 31, 1997 and for the nine months ended May 31, 1998.

         Income from Operations. Income from operations for the nine months ended May 31, 1998 increased by 71%, or $1,789,272, to $4,303,934 from
$2,514,662 for the nine months ended May 31, 1997. Of this amount, $2,554,649 was contributed by the Company's United States operations and $1,749,285 by the Company's United Kingdom operations. This increase resulted from higher net sales and reduced supply costs offset in part by higher production costs associated with the changing product mix of the Company's operations to include more digital print and financial print services.

         Net Interest Expense. Net interest expense for the nine months ended May 31, 1998 increased by 241%, or $1,528,816, to $2,163,684 from $634,868 for the nine months ended May 31, 1997. This increase resulted from increased borrowings under the Company's credit facilities and capital leases assumed by the Company as part of the Kwik Acquisition, the Boris Acquisition and the Libra Acquisition. In addition, the Company incurred deferred financing costs of $695,721 and of such deferred financing costs, $414,000 are non-cash, non-recurring expenses.

         Restructuring Expenses. In connection with the Kwik Acquisition, the Company has consolidated its New York operations. As a result of such consolidation, the Company incurred restructing expenses of $246,930.

         Income Taxes. Income taxes for the nine months ended May 31, 1998 increased by 15%, or $92,921, to $727,299 from $634,378 for the nine months ended May 31, 1997.

         Net Income. As a result of the factors described above, net income for the nine months ended May 31, 1998 decreased by 6%, or $79,395, to $1,166,021 as compared to a net income of $1,245,416 for the nine months ended May 31, 1997.

Liquidity, Capital Resources and Other Matters
----------------------------------------------

         Cash Flow. Net cash used in operations was $1,958,346 for the first nine months of fiscal 1998. Net cash provided by operations was $1,557,225 for the first nine months of fiscal 1997. Net cash used in investing activities for the acquisition of property and equipment was $836,694 for the first nine months of fiscal 1998 and $959,996 for the first nine months of fiscal 1997. For the first nine months of fiscal 1998 and fiscal 1997, the Company acquired equipment under capital leases of $1,310,243 and $2,025,673, respectively, and made payments under capital leases of $1,421,939 and $1,493,261, respectively. Net bank borrowings provided funds of $22,386,042 and $5,721,404 for the first nine months of fiscal 1998 and fiscal 1997, respectively.

         Bank Credit Facilities. The Company has borrowing arrangements with commercial banks in both New York and London. On March 24, 1998, the Company terminated its financing facilities with its former New York bank and entered into borrowing arrangements with the Bank in the aggregate amount of $40,000,000, which consist of a: (i) $25,000,000 term loan; (ii) $10,000,000 revolving line of credit facility which is available for working capital purposes; and (iii) $5,000,000 credit facility which is available for corporate acquisition purposes. Such borrowings are guaranteed by the Company's United States subsidiaries. In addition, the Company pledged all of its equity interests in its United States subsidiaries and two-thirds of its equity interests in its wholly-owned United Kingdom subsidiary as collateral for such credit facilities. Interest under such credit facilities is, at the Company's option, at the Base Rate or at the Eurodollar Rate, as defined, plus an Applicable Margin, as defined, ranging from 0.75% to 3.0% depending on the Company's consolidated debt to earnings ratio and the type of loan. As of May 31, 1998, the Company had an outstanding balance of $25,000,000 under the term loan and $6,935,000 under the revolving credit facility. A portion of the proceeds of such loans was used to repay in full promissory notes previously issued by the Company in 1997 to certain private investors in the aggregate principal amount of $4,000,000.

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

         The Company's credit facility with its London bank provides for combined lines of credit of (pound)2,300,000 (approximately $3,841,000) for working capital for its United Kingdom operations. Such credit facility was increased from (pound)1,400,000 (approximately $2,338,000) on May 13, 1998. These lines of credit renew annually and bear interest at 2.0% over the Bank's

Base Rate, as defined. In addition, the Company is required to pay a service charge equal to 0.2% of invoice value. These lines of credit contain covenants which require the Company's United Kingdom subsidiaries to maintain a minimum net worth of (pound)500,000, limit borrowings up to specified amounts of accounts receivable aged 120 days or less and are guaranteed by Unidigital for the principal amount of up to (pound)500,000. Amounts outstanding are collateralized by substantially all of the Company's United Kingdom assets. As of May 31, 1998, the Company had an outstanding balance of $2,557,358 under its United Kingdom credit facility.

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

         Working Capital. The Company's working capital at May 31, 1998 was $9,012,367 compared to a working capital deficit of 2,189,357 at August 31, 1997.

         Acquisition. On March 25, 1998, the Company, through its wholly-owned subsidiary, Unison (NY), consummated the Kwik Acquisition. The purchase price included cash payments of $20,590,349, issuance of a 5.7% subordinated promissory note in the principal amount of $750,000 (payable in 36 monthly installments commencing April 15, 1998), issuance of 649,841 shares of restricted Common Stock of the Company and the assumption of certain trade obligations of Kwik. Of the purchase price, $1,000,000 in cash and $1,000,000 of restricted Common Stock of the Company (190,589 shares) is being held in escrow for a period of two years to satisfy any indemnification claims.

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

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------



Item 2.           Changes in Securities and Use of Proceeds.
-------           ------------------------------------------

                  On March 25, 1998, the Company issued 649,841 shares of restricted Common Stock of the Company (with an aggregate value of $3,409,651) to Sirota as partial consideration for the Kwik Acquisition.

                  No underwriter was employed by the Company in connection with the issuance and sale of the securities described above. The Company believes that the issuance and sale of the foregoing securities were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. No public offering was involved and the securities were acquired for investment and not with a view to distribution. Appropriate legends have been affixed to the stock certificates issued to Sirota. Sirota had adequate access to information about the Company.

Item 5.           Other Information
-------           -----------------

                  Subsequent to the end of the quarter, on July 13, 1998, Nicholas P. Gill was elected to the offices of Vice President, Chief Financial Officer and Secretary of the Company.

                  Subsequent to the end of the quarter, on July 1, 1998, the Company moved its principal executive offices to 229 West 28th Street, New York, New York 10001.

Item 6.           Exhibits and Reports on Form 8-K.
-------           ---------------------------------

                  (a)      Exhibits.

                             4.1 Stockholders' Agreement dated as of March 25, 1998 by and among Unidigital Inc., William E. Dye and Richard J. Sirota (included as an exhibit to the Current Report on Form 8-K of the Company dated April 8, 1998 and incorporated by reference herein).

                           10.1 Asset Purchase Agreement dated as of March 25, 1998 by and among Unidigital Inc., Unison (NY), Inc., Kwik International Color, Ltd. and Richard J. Sirota (included as an exhibit to the Current Report on Form 8-K of the Company dated April 8, 1998 and incorporated by reference herein).

                           10.2 Subordinated Promissory Note dated March 25, 1998 of Unidigital Inc. payable to Kwik International Color, Ltd. in the principal amount of $750,000 (included as an exhibit to the Current Report on Form 8-K of the Company dated April 8, 1998 and incorporated by reference herein).

                           10.3 Employment Agreement dated as of March 25, 1998 by and between Unidigital Inc. and Richard J. Sirota (included as an exhibit to the Current Report on Form 8-K of the Company dated April 8, 1998 and incorporated by reference herein).

                           10.4 Loft Lease dated March 1, 1997 between S.N.Y., Inc. and Kwik International Color, Ltd. for the property located at 229 W. 28th Street, New York, New York, on the fourth floor, known as Room 401-405 (included as an exhibit to the Current Report on Form 8-K of the Company dated April 8, 1998 and incorporated by reference herein).

                           10.5 Loft Lease dated March 1, 1997 between S.N.Y., Inc. and Kwik International Color, Ltd. for the property located at 229 W. 28th Street, New York, New York, on the seventh floor, known as Room 706-714 and 707-713
                                    (included  as  an  exhibit  to  the  Current
                                    Report  on  Form  8-K of the  Company  dated
                                    April 8, 1998 and incorporated by reference herein).

                           10.6 Loft Lease dated March 1, 1997 between S.N.Y., Inc. and Kwik International Color, Ltd. for the property located at 229 W. 28th Street, New York, New York, on the eighth floor (included as an exhibit to the Current Report on Form 8-K of the Company dated April 8, 1998 and incorporated by reference herein).

                           10.7 Loft Lease dated March 1, 1997 between S.N.Y., Inc. and Kwik International Color, Ltd. for the property located at 229 W. 28th Street, New York, New York, on the ninth floor (included as an exhibit to the Current Report on Form 8-K of the Company dated April 8, 1998 and incorporated by reference herein).

                           10.8 Credit Agreement dated as of March 24, 1998 by and among Unidigital Inc., the lenders from time to time parties thereto and Canadian Imperial Bank of Commerce (included as an exhibit to the Current Report on Form 8-K of the Company dated April 8, 1998 and incorporated by reference herein).

                           10.9 Term Note dated March 24, 1998 of Unidigital Inc. payable to Canadian Imperial Bank of Commerce in the principal amount of $25,000,000 (included as an exhibit to the Current Report on Form 8-K of the Company dated April 8, 1998 and incorporated by reference herein).

                           10.10 Acquisition Note dated March 24, 1998 of Unidigital Inc. payable to Canadian Imperial Bank of Commerce in the principal amount of $5,000,000 (included as an exhibit to the Current Report on Form 8-K of the Company dated April 8, 1998 and incorporated by reference herein).

                           10.11 Revolving Credit Note dated March 24, 1998 of Unidigital Inc. payable to Canadian Imperial Bank of Commerce in the principal amount of $10,000,000 (included as an exhibit to the Current Report on Form 8-K of the Company dated April 8, 1998 and incorporated by reference herein).

                           10.12 Stock Pledge Agreement (U.S.) dated as of March 24, 1998 made by Unidigital Inc. in favor of Canadian Imperial Bank of Commerce (included as an exhibit to the Current Report on Form 8-K of the Company dated April 8, 1998 and incorporated by reference herein).

                           10.13 Mortgage dated as of March 24, 1998 made by Unidigital Inc. in favor of Canadian Imperial Bank of Commerce (included as an exhibit to the Current Report on Form 8-K of the Company dated April 8, 1998 and incorporated by reference herein).

                           10.14 Security Agreement dated as of March 24, 1998 made by Unidigital Inc. in favor of Canadian Imperial Bank of Commerce (included as an exhibit to the Current Report on Form 8-K of the Company dated April 8, 1998 and incorporated by reference herein).

                           10.15 Subsidiaries Guarantee dated as of March 24, 1998 made by each of Unidigital Elements
                                    (NY), Inc.,  Unidigital Elements (SF), Inc.,
                                    Unison (NY), Inc. and Unison (MA), Inc., in favor of Canadian Imperial Bank of Commerce (included as an exhibit to the Current Report on Form 8-K of the Company dated April 8, 1998 and incorporated by reference herein).

                           10.16 Intercreditor and Subordination Agreement dated as of March 25, 1998 by and among Kwik International Color, Ltd., Unidigital Inc. and Canadian Imperial Bank of Commerce (included as an exhibit to the Current Report on Form 8-K of the Company dated April 8, 1998 and incorporated by reference herein).

                           10.17 Mortgage, Assignment of Leases and Rents and Security Agreement dated as of March 24, 1998 between Unidigital Inc. and Canadian Imperial Bank of Commerce (included as an exhibit to the Current Report on Form 8-K of the Company dated April 8, 1998 and incorporated by reference herein).

                           27.1 Financial Data Schedule for the period ended May 31, 1998.

                           27.2 Financial Data Schedule for the period ended November 30, 1997.

                           27.3 Financial Data Schedule for the year ended August 31, 1997.

                           27.4 Financial Data Schedule for the period ended May 31, 1997.

                           27.5 Financial Data Schedule for the period ended February 28, 1997.

                           27.6 Financial Data Schedule for the period ended November 30, 1996.

                           27.7 Financial Data Schedule for the year ended August 31, 1996.

                  (b)      Reports on Form 8-K.

                           On April 8, 1998,  the Company filed a Current Report
                  on Form 8-K with the Securities and Exchange Commission relating to the Kwik Acquisition. Such Form 8-K also disclosed the terms of certain loans made to the Company, the proceeds of which the Company used to fund the purchase price of the Kwik Acquisition.

                           Subsequent  to the  end of the  quarter,  on  June 8,
                  1998,  the  Company  filed a  Current  Report  on  Form  8-K/A containing required financial statements and pro forma information relating to the Kwik Acquisition disclosed in its Current Report on Form 8-K filed on April 8, 1998.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              UNIDIGITAL INC.



DATE:  July 15, 1998                          By:/s/William E. Dye
                                                 -------------------------
                                                 William E. Dye,
                                                 Chief Executive Officer
                                                 (Principal Executive, Financial
                                                 and Accounting Officer)