Form 10QSB/A
period 1998-05-31
UNIDIGITAL INC
filed 1998-12-04
CIK 1003934

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                  FORM 10-QSB/A

(MarkOne)
|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 1998

[ ]  Transition  report under Section 13 or 15(d) of the  Securities  Exchange
     Act

For the transition period from __________ to __________
                         Commission file number 0-27664

                                 UNIDIGITAL INC.
         --------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                        13-3856672
-------------------------------            ------------------------------------
State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                 229 West 28th Street, New York, New York 10001
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 244-7820
                           ---------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

     Check  whether  the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes:   X                     No:
                           ----                       ----

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of June 30, 1998:

Class                                             Number of Shares
-----                                             ----------------
Common Stock,  $.01 par value                        3,902,634

     Transitional Small Business Disclosure Format (check one):

                     Yes:                         No:   X
                          ----                        -----

                        UNIDIGITAL INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION


   Item 1.  Financial Statements.............................................1

        CONSOLIDATED BALANCE SHEETS
        as at May 31, 1998 (unaudited)
        and August 31, 1997 (audited)........................................2

        CONSOLIDATED  INCOME  STATEMENTS
        For the Three  Months and Nine
        Months Ended May 31, 1998 and May 31, 1997
        (unaudited)..........................................................3

        CONSOLIDATED  STATEMENTS OF CASH FLOWS
        For the Nine Months Ended
        May 31, 1998 and May 31, 1997
        (unaudited)..........................................................4

        NOTES TO CONSOLIDATED FINANCIAL
        STATEMENTS (unaudited)...............................................5

   Item 2.  Management's Discussion and Analysis or
            Plan of Operation................................................11

            General..........................................................11

            Results of Operations............................................11

            Liquidity, Capital Resources and Other Matters...................15

PART II OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.................................17

SIGNATURES...................................................................21

                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements


                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                May 31,               August 31,
                                                                                  1998                   1997
                                                                                --------               ------
                                                                              (unaudited)
                                        ASSETS

Current assets:
 Cash and cash equivalents......................................            $     162,098             $   3,202,766
   Accounts receivable (less allowance for doubtful
     accounts of $553,499 and $266,000 at
     May 31, 1998 and August 31, 1997, respectively)..............               14,546,337               9,752,807
   Deferred financing costs, net..................................                1,107,204                 463,931
   Prepaid expenses...............................................                3,201,952               1,529,664
   Other current assets...........................................                3,645,179                 765,760
                                                                              -------------           -------------
       Total current assets.......................................               22,662,770              15,714,928
Property and equipment, net.......................................               13,807,594              11,899,475
Intangible assets, net............................................               27,252,774               5,330,923
Other assets......................................................                  342,123                  87,964
                                                                              -------------           -------------
       Total assets...............................................            $  64,065,261           $  33,033,290
                                                                              =============           =============
                                        LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses..........................            $   7,258,029           $   5,181,684
   Current portion of capital lease obligations...................                2,230,281               1,998,443
   Current portion of long-term debt..............................                2,942,775              10,018,332
   Income taxes payable...........................................                  890,412                 551,235
   Loans and notes payable to stockholders........................                  168,906                 154,591
                                                                              -------------           -------------
       Total current liabilities..................................               13,490,403              17,904,285
Capital lease obligations, net of current portion.................                3,275,900               2,875,577
Long-term debt, net of current portion............................               32,393,333               2,127,796
Deferred income taxes.............................................                  543,970                 445,000
Loans and notes payable to stockholders, net of current portion...                  207,495                 207,496
                                                                              -------------           -------------
       Total liabilities..........................................               49,911,101              23,560,154
                                                                              -------------           -------------

                               STOCKHOLDERS' EQUITY
Preferred stock -- authorized 5,000,000 shares,
   $.01 par value each; none issued or outstanding................                       --                      --
Common stock -- authorized 10,000,000 shares,
   $.01 par value each; 3,902,634 and 3,243,243 shares
   issued and outstanding at May 31, 1998 and
   August 31, 1997, respectively..................................                   39,206                  32,432
Additional paid-in capital........................................                9,814,625               6,291,613
Retained earnings.................................................                4,237,005               3,237,984
Cumulative foreign translation adjustment.........................                   63,324                 (88,893)
                                                                              -------------           -------------
       Total stockholders' equity.................................               14,154,160               9,473,136
                                                                              -------------           -------------
       Total liabilities and stockholders' equity.................            $  64,065,261           $  33,033,290
                                                                              =============           =============

     The Notes to Consolidated Financial Statements are made a part hereof.



                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                         CONSOLIDATED INCOME STATEMENTS
                         ------------------------------
                                   (unaudited)

                                                           Three Months Ended,                    Nine Months Ended,
                                                           -------------------                    ------------------
                                                         May 31,           May 31,              May 31,           May 31,
                                                          1998              1997                 1998              1997
                                                          ----              ----                 ----              ----

Revenues
   Net sales...................................        $13,994,679        $7,664,033         $32,845,094      $18,157,668
                                                       -----------        ----------         -----------      -----------
Expenses
   Cost of sales...............................          7,692,922         4,239,289          17,597,651        9,624,915
   Selling, general and
     administrative  expenses .................          4,203,955         2,273,727          10,943,509        6,018,091
   Expenses incurred due to restructuring......            246,930                --             246,930               --
                                                       -----------       -----------         ------------     -----------
   Total operating expenses....................         12,143,807         6,513,016          28,788,090       15,643,006
                                                       -----------       -----------         -----------      -----------

   Income from operations......................          1,850,872         1,151,017           4,057,004        2,514,662
   Interest expense............................            840,208           396,921           1,388,359          695,660
   Interest expense - deferred financing costs.            219,583                --             695,721               --
   Interest and other expenses (income)........             40,670           (67,175)            126,604          (60,792)
                                                       -----------       -----------         -----------     ------------
   Income before income taxes..................            750,411           821,271           1,846,320        1,879,794
   Provision for income taxes..................            306,815           281,162             704,299          634,378
                                                       -----------       -----------         -----------      -----------
Net income before extraordinary item...........            443,596           540,109           1,142,021        1,245,416

Extraordinary item-loss on early retirement of
debt (net of income tax benefit of $137,000)              (143,000)         (143,000)                 --               --
                                                       -----------       -----------         -----------       ----------

Net income.....................................        $   300,596      $    540,109         $   999,021      $ 1,245,416
                                                       ===========      ============         ===========      ===========

Basic earnings (loss) per common share:
   Earnings before extraordinary item..........        $      0.12      $       0.17         $      0.34      $      0.39
   Extraordinary item..........................              (0.04)               --               (0.04)              --
                                                       -----------      ------------         -----------      -----------
   Net income..................................        $      0.08      $       0.17         $      0.30      $      0.39
                                                       ===========      ============         ===========      ===========

Diluted earnings (loss) per common share:
   Earnings before extraordinary item..........        $      0.11      $       0.17         $      0.31      $      0.39
   Extraordinary item..........................              (0.04)               --               (0.04)              --
                                                       -----------      ------------         -----------      -----------
   Net income..................................        $      0.07      $       0.17         $      0.27      $      0.39
                                                       ===========      ============         ===========      ===========

Shares used to compute net income per share:
   Basic.......................................          3,724,459         3,228,083           3,403,721        3,203,121
                                                       ===========       ===========         ===========      ===========
   Diluted.....................................          4,036,427         3,253,163           3,640,752        3,217,789
                                                       ===========       ===========         ===========      ===========

     The Notes to Consolidated Financial Statements are made a part hereof.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                   Nine Months Ended,
                                                               ---------------------------
                                                                 May 31,          May 31,
                                                                  1998             1997
                                                                  ----             ----

OPERATING ACTIVITIES
Net income..................................................   $   999,021       $ 1,245,416
Adjustments to reconcile  net income to
 net cash provided by (used in) operating activities:
   Depreciation and amortization............................     2,684,088         1,346,217
   Provision for deferred income taxes......................        91,069           (73,530)
   Provision for bad debts..................................        31,600            77,182
Net changes in assets and liabilities net of effects of
businesses acquired:
   Accounts receivable......................................    (3,272,035)       (1,376,573)
   Prepaid expenses and other current assets................    (3,493,771)       (1,841,527)
   Other assets.............................................       (91,550)           (6,184)
   Accounts payable and accrued expenses....................       776,256         2,004,481
   Income taxes payable.....................................       316,976           181,743
                                                               -----------       -----------
Net cash (used in) provided by operating activities.........    (1,958,346)        1,557,225
                                                               -----------       -----------
INVESTING ACTIVITIES
Additions to property and equipment.........................      (836,694)         (959,996)
Business acquisitions.......................................   (21,245,349)       (5,320,902)
                                                               -----------       -----------
Net cash used in investing activities.......................   (22,082,043)       (6,280,898)
                                                               -----------       -----------
FINANCING ACTIVITIES
Net proceeds from bank borrowings...........................    22,386,042         5,721,404
Payments of capital lease obligations.......................    (1,421,939)       (1,493,261)
Payments of notes for cancellation of options
 and acquisition of business................................            --          (177,893)
IPO issuance costs..........................................            --            (4,214)
Stockholder loans...........................................            --               687
Common stock issued.........................................        20,134               460
                                                               -----------       -----------
Net cash provided by financing activities...................    20,984,237         4,047,183
                                                               -----------       -----------
Effect of foreign exchange rates on cash....................        15,484             6,152
                                                               -----------       -----------
Net decrease in cash and cash equivalents...................    (3,040,668)         (670,338)
Cash and cash equivalents at beginning of period............     3,202,766         4,145,514
                                                               -----------       -----------
Cash and cash equivalents at end of period..................   $   162,098       $ 3,475,176
                                                               ===========       ===========
SUPPLEMENTAL DISCLOSURES
Interest paid...............................................   $   406,943       $   685,467
                                                               ===========       ===========
Income taxes paid...........................................   $   159,443       $   706,879
                                                               ===========       ===========
Noncash transactions:
Equipment acquired under capital lease obligations..........   $ 1,310,243       $ 2,025,673
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

     This Form 10-QSB has been amended to reflect the correction of the impact of an extraordinary loss related to the refinancing of certain of the Company's debt in March 1998. The impact of such correction was to reduce net income for the three and nine months ended May 31, 1998 by approximately $167,000. See Note E.

     Interim results are not necessarily indicative of results that may be expected for the full fiscal year.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION AND BUSINESS:

     Unidigital Inc., a Delaware corporation, is the parent holding company of five wholly-owned operating subsidiaries, Unidigital Elements (NY), Inc., formerly known as LinoGraphics Corporation ("Elements (NY)"), Elements (UK) Limited ("Elements (UK)"), Unidigital Elements (SF), Inc., formerly known as LinoGraphics (Delaware) Corporation ("Elements (SF)"), Unison (NY), Inc., formerly known as Unidigital/Cardinal Corporation ("Unison (NY)") and Unison
(MA), Inc., formerly known as Unidigital/Boris Corporation ("Unison (MA)"). Elements (NY) engages in the on-demand print and digital prepress business in New York City. Elements (UK)

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

engages in the on-demand print and digital prepress business in London. In addition, Elements (UK) through its wholly-owned subsidiary, Regent Group Limited, operates a financial digital print business in London. Elements (SF) owns and operates the San Francisco on-demand prepress business and retouching studio. Unison (NY) engages in the digital prepress and digital printing business, and provides general printing, color separation and large format printing services to advertising agencies and corporations primarily in the New York City area. Unison (MA) engages in the business of digital imaging and photographic processing in the Boston area.

     FOREIGN CURRENCY TRANSLATION:

     The portion of the Company's financial statements relating to the Company's United Kingdom operations are translated into United States Dollars using period-end exchange rates ((pound) 1.00 = $1.62 at August 31, 1997 and $1.67 at May 31, 1998, respectively, for balance sheet accounts) and average exchange rates ((pound) 1.00 = $1.64 for the year ended August 31, 1997; and $1.68 and $1.64 for the three month periods ended May 31, 1998 and May 31, 1997, respectively; and $1.68 and $1.64 for the nine month periods ended May 31, 1998 and May 31, 1997, respectively, for income statement accounts). The translation difference is reflected as a separate component of stockholders' equity.

     EARNINGS PER SHARE:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is required to be adopted for years ending after December 15, 1997. Accordingly, the Company has adopted the provisions of the new statement.

     The following table sets forth the computation of basic and dilutive earnings per share:


                                                            Three Months Ended,                   Nine Months Ended,
                                                     ----------------------------------    --------------------------------
                                                                 May 31,                                May 31,
                                                          1998             1997                 1998              1997
                                                          ----             ----                 ----              ----

Numerator  for  basic  and  diluted   earnings  per
     share-net    income   available   for   common
     stockholders...............................      $    300,596    $     540,109        $     999,021    $   1,245,416
                                                       ===========     ============         ============     ============
Denominator:
   Denominator for basic earnings per share-
     weighted average shares....................         3,724,459        3,228,083            3,403,721        3,203,121
   Effect of dilutive securities:
     Stock options..............................           109,555           17,128               64,896           11,978
     Warrants...................................           202,413            7,953              172,135            2,690
                                                       -----------      -----------          -----------      -----------
   Denominator    for    diluted    earnings    per
     share-adjusted   weighted-average  shares  and
     assumed conversions........................         4,036,427        3,253,163            3,640,752        3,217,789
                                                       ===========      ===========          ===========      ===========

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                Three Months Ended,          Nine Months Ended,
                          ------------------------------------------------------
                                     May 31,                     May 31,
                                 1998       1997            1998         1997
                          ------------------------------------------------------
Stock options............       11,000     153,500         11,000       153,500
Warrants.................       25,000      92,000        117,000        92,000

NOTE C - STOCKHOLDERS' EQUITY:

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

NOTE E - LONG TERM DEBT AND NOTES PAYABLE:

     At May 31, 1998, the Company's debt consisted of the following:

                                                                        Facility
                                                                         Amount
                                                                                             Amount Outstanding
                                                                                   -----------------------------------
                                                                        August 31,         May 31,         August 31,
                                                                           1997             1998              1997
                                                                     --------------------------------------------------

Credit facilities in the United Kingdom;  interest at the bank's overdraft rate plus 3%; facility amount is approximately
   (pound)1,145,000 ($1,969,400)                                       $1,969,400      $       --       $1,784,150
Credit  facilities  in the United  Kingdom;  interest at the bank's
   overdraft  rate  plus  2%;  facility  amount  is   approximately
   (pound)2,300,000 ($3,841,000)                                               --       2,557,358               --
Revolving  line of credit;  matures  April 30,  2000,  interest  at
   Alternate  Base Rate or Adjusted  LIBO Rate,  as  defined,  plus
   1/4% in the United States and 2.25% in the United Kingdom            4,500,000              --        1,725,000
Lines of credit;  interest at Alternate  Base Rate or Adjusted LIBO
   Rate,  as defined,  plus 1/4% in the United  States and 2.25% in
   the United Kingdom                                                   5,250,000              --        4,110,110
Term  loan;  matures  March  31,  2003,  payable  in  sixteen  (16)
   quarterly  installments ranging from $750,000 to $1,500,000, commencing June 30, 1999,  together  with a balloon  payment of
   $7,000,000 at March 31, 2003, plus interest at the Base Rate or at the Eurodollar Rate, as defined, plus an Applicable Margin, as  defined,  ranging  from  0.75% to 3.0%;  facility  amount is
   $25,000,000                                                                 --      25,000,000               --
Revolving line of credit;  matures March 24, 2003,  interest at the
    Base Rate or at the Eurodollar Rate, as defined,  plus an
    Applicable  Margin,  as defined,ranging from 0.75% to 3.0%;
   facility amount is $10,000,000                                              --       6,935,000               --
Acquisition  line of credit;  matures  March 31,  2003,  payable in eleven (11)  quarterly  installments  of 5.0% of the  outstanding balance at March 24, 2000  commencing  June 30, 2000 and one (1)
   installment of 45.0% of the outstanding  balance at March 24, 2000, plus interest at the Base Rate or at the Eurodollar Rate, as defined, plus an Applicable  Margin,  as defined, ranging from
   0.75% to 3.0%; facility amount is $5,000,000                                --              --               --
SBA loan;  matures  December 1, 2014,  monthly  payments of $3,665,
   interest at prime rate plus 2.74%                                      350,000              --          334,368
Installment note due seller of Elements (SF);  payable in eight (8)
   quarterly installments of $11,600 including interest at 6%              85,000          21,250           42,500
Loans from private investors,  beginning May 1997, maturing between
   May 2002 and August 2002;  interest at 10% for first six months,
   11% for second six months and 12% thereafter                         4,000,000              --        4,000,000
Installment  note due seller of Unison  (MA);  matures  January 15,
   1999,  payable  in  two  (2)  annual   installments  of  $75,000
   including interest at 8.0%                                             150,000         114,167          150,000
Installment  note due Kwik  International;  matures April 15, 2001, payable in thirty-five  (35) monthly  installments of $20,833.33
   and one (1) installment of $20,833.45 including interest at 5.7%            --         708,333               --
                                                                                   ---------------- ------------------
                                                                                       35,336,108       12,146,128
Less current portion                                                                    2,942,775       10,018,332
                                                                                   ---------------- ------------------
                                                                                     $ 32,393,333     $  2,127,796
                                                                                   ================ ==================

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     The Company has borrowing arrangements with commercial banks in both New York and London. On March 24, 1998, the Company terminated its financing facilities with its former New York bank and entered into borrowing arrangements with its current New York bank (the "Bank") in the aggregate amount of $40,000,000, which consist of a: (i) $25,000,000 term loan; (ii) $10,000,000 revolving line of credit facility which is available for working capital purposes; and (iii) $5,000,000 credit facility which is available for corporate acquisition purposes. Such borrowings are guaranteed by the Company's United States subsidiaries. In addition, the Company pledged all of its equity interests in its United States subsidiaries and two-thirds of its equity interests in its wholly-owned United Kingdom subsidiary as collateral for such credit facilities. Interest under such credit facilities is, at the Company's option, at the Base Rate or at the Eurodollar Rate, as defined, plus an Applicable Margin, as defined, ranging from 0.75% to 3.0% depending on the Company's consolidated debt to earnings ratio and the type of loan. As of May 31, 1998, the Company had an outstanding balance of $25,000,000 under the term loan and $6,935,000 under the revolving credit facility. A portion of the proceeds of such loans was used to repay in full promissory notes previously issued by the Company in 1997 to certain private investors in the aggregate principal amount of $4,000,000. In connection therewith, the Company recorded an extraordinary loss of $143,000, net of income tax benefit of $137,000 related to the write-off of deferred financing costs.

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

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

substantially all of the Company's United Kingdom assets. As of May 31, 1998, the Company had an outstanding balance of $2,557,358 under its United Kingdom credit facility.

NOTE F - ACQUISITION:

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

     The following supplemental pro forma information is presented as if the Company had completed the Kwik Acquisition as of September 1, 1997 and 1996, respectively:

                            Nine Months Ended May 31,
                                      --------------------------------------
                                             1998               1997
                                      --------------------------------------
Net sales........................         41,675,406        36,257,283
Income from operations...........          4,636,498         3,216,370
Net income.......................            594,383         1,778,271
Net income per share - basic.....               0.16              0.46
Net income per share - diluted...               0.14              0.46

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

     RESTRUCTURING EXPENSES. In connection with the Kwik Acquisition, the Company has consolidated its New York operations. As a result of such consolidation, the Company incurred restructuring expenses of $246,930.

     INCOME FROM OPERATIONS. Income from operations for the Third Quarter of Fiscal 1998 increased by 61%, or $699,855, to $1,850,872 from $1,151,017 for the
Third Quarter of Fiscal

1997. Of this amount, $1,474,418 was contributed by the Company's United States operations and $376,454 by the Company's United Kingdom operations. This increase resulted from higher net sales in both the Company's United States and United Kingdom operations.

     NET INTEREST EXPENSE. Net interest expense for the Third Quarter of Fiscal 1998 increased by 234%, or $770,715, to $1,100,461 from $329,746 for the Third
Quarter of Fiscal 1997. This increase resulted from increased borrowings under the Company's credit facilities and capital leases assumed by the Company as part of the Kwik Acquisition, the Boris Acquisition and the Libra Acquisition. In addition, the Company incurred deferred financing costs of $219,583, and of such deferred financing costs, $138,000 are non-cash, non-recurring expenses.

     INCOME TAXES. Income taxes for the Third Quarter of Fiscal 1998 increased by 9%, or $25,653, to $306,815 from $281,162 for the Third Quarter of Fiscal 1997.

     EXTRAORDINARY ITEM. In connection with the prepayment of $4,000,000 of loans from private investors, the Company recorded an extraordinary loss of $143,000, net of income tax benefit of $137,000 related to the write-off of deferred financing costs.

     NET INCOME. As a result of the factors described above, net income for the Third Quarter of Fiscal 1998 decreased by 44%, or $239,513, to $300,596 as compared to a net income of $540,109 for the Third Quarter of Fiscal 1997.

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

     RESTRUCTURING EXPENSES. In connection with the Kwik Acquisition, the Company has consolidated its New York operations. As a result of such consolidation, the Company incurred restructuring expenses of $246,930.

     INCOME FROM OPERATIONS. Income from operations for the nine months ended May 31, 1998 increased by 61%, or $1,542,342, to $4,057,004 from $2,514,662 for the nine months ended May 31, 1997. Of this amount, $2,479,649 was contributed by the Company's United States operations and $1,577,355 by the Company's United Kingdom operations. This increase resulted from higher net sales and reduced supply costs offset in part by higher production costs associated with the changing product mix of the Company's operations to include more digital print and financial print services.

     NET INTEREST EXPENSE. Net interest expense for the nine months ended May 31, 1998 increased by 248%, or $1,575,816, to $2,210,684 from $634,868 for the nine months ended May 31, 1997. This increase resulted from increased borrowings under the Company's credit facilities and capital leases assumed by the Company as part of the Kwik Acquisition, the Boris Acquisition and the Libra Acquisition. In addition, the Company incurred deferred financing costs of $695,721, and of such deferred financing costs, $414,000 are non-cash, non-recurring expenses.

     INCOME TAXES. Income taxes for the nine months ended May 31, 1998 increased by 11%, or $69,921, to $704,299 from $634,378 for the nine months ended May 31, 1997.

     EXTRAORDINARY ITEM. In connection with the prepayment of $4,000,000 of loans from private investors, the Company recorded an extraordinary loss of $143,000, net of income tax benefit of $137,000 related to the write-off of deferred financing costs.

     NET INCOME. As a result of the factors described above, net income for the nine months ended May 31, 1998 decreased by 20%, or $246,395, to $999,021 as compared to a net income of $1,245,416 for the nine months ended May 31, 1997.

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

     BANK CREDIT FACILITIES. The Company has borrowing arrangements with commercial banks in both New York and London. On March 24, 1998, the Company terminated its financing facilities with its former New York bank and entered into borrowing arrangements with the Bank in the aggregate amount of $40,000,000, which consist of a: (i) $25,000,000 term loan; (ii) $10,000,000 revolving line of credit facility which is available for working capital purposes; and (iii) $5,000,000 credit facility which is available for corporate acquisition purposes. Such borrowings are guaranteed by the Company's United States subsidiaries. In addition, the Company pledged all of its equity interests in its United States subsidiaries and two-thirds of its equity interests in its wholly-owned United Kingdom subsidiary as collateral for such credit facilities. Interest under such credit facilities is, at the Company's option, at the Base Rate or at the Eurodollar Rate, as defined, plus an Applicable Margin, as defined, ranging from 0.75% to 3.0% depending on the Company's consolidated debt to earnings ratio and the type of loan. As of May 31, 1998, the Company had an outstanding balance of $25,000,000 under the term loan and $6,935,000 under the revolving credit facility. A portion of the proceeds of such loans was used to repay in full promissory notes previously issued by the Company in 1997 to certain private investors in the aggregate principal amount of $4,000,000. In connection therewith, the Company recorded an extraordinary loss of $143,000, net of income tax benefit of $137,000 related to the write-off of deferred financing costs.

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

     WORKING CAPITAL. The Company's working capital at May 31, 1998 was $9,172,367 compared to a working capital deficit of 2,189,357 at August 31, 1997.

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

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

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

              27.1 Restated Financial Data Schedule for the period ended May 31, 1998.

              27.2 Restated Financial Data Schedule for the period ended November 30, 1997 (included as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998).

              27.3 Restated Financial Data Schedule for the year ended August 31, 1997 (included as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998).

              27.4 Restated Financial Data Schedule for the period ended May 31, 1997 (included as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998).

              27.5 Restated Financial Data Schedule for the period ended February 28, 1997 (included as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998).

              27.6 Restated Financial Data Schedule for the period ended November 30, 1996 (included as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998).

              27.7 Restated Financial Data Schedule for the year ended August 31, 1996 (included as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998).

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

                                         UNIDIGITAL INC.



DATE:  December 4, 1998                  By: /s/William E. Dye
                                             -----------------------------------
                                             William E. Dye,
                                             Chief Executive Officer
                                             (Principal Executive, Financial
                                             and Accounting Officer)