Form 10QSB/A
period 1998-05-31
UNIDIGITAL INC
filed 1998-12-08
CIK 1003934

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                  FORM 10-QSB/A2


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



SIGNATURES...................................................................11

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



                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                         CONSOLIDATED INCOME STATEMENTS
                         ------------------------------
                                   (unaudited)

                                                           Three Months Ended,                    Nine Months Ended,
                                                           -------------------                    ------------------
                                                         May 31,           May 31,              May 31,           May 31,
                                                          1998              1997                 1998              1997
                                                          ----              ----                 ----              ----

Revenues
   Net sales...................................        $13,994,679        $7,664,033         $32,845,094      $18,157,668
                                                       -----------        ----------         -----------      -----------
Expenses
   Cost of sales...............................          7,692,922         4,239,289          17,597,651        9,624,915
   Selling, general and
     administrative  expenses .................          4,203,955         2,273,727          10,943,509        6,018,091
   Expenses incurred due to restructuring......            246,930                --             246,930               --
                                                       -----------       -----------         ------------     -----------
   Total operating expenses....................         12,143,807         6,513,016          28,788,090       15,643,006
                                                       -----------       -----------         -----------      -----------

   Income from operations......................          1,850,872         1,151,017           4,057,004        2,514,662
   Interest expense............................            840,208           396,921           1,388,359          695,660
   Interest expense - deferred financing costs.            219,583                --             695,721               --
   Interest and other expenses (income)........             40,670           (67,175)            126,604          (60,792)
                                                       -----------       -----------         -----------     ------------
   Income before income taxes..................            750,411           821,271           1,846,320        1,879,794
   Provision for income taxes..................            306,815           281,162             704,299          634,378
                                                       -----------       -----------         -----------      -----------
Net income before extraordinary item...........            443,596           540,109           1,142,021        1,245,416

Extraordinary item-loss on early retirement of
debt (net of income tax benefit of $137,000)              (143,000)               --            (143,000)              --
                                                       -----------       -----------         -----------       ----------

Net income.....................................        $   300,596      $    540,109         $   999,021      $ 1,245,416
                                                       ===========      ============         ===========      ===========

Basic earnings (loss) per common share:
   Earnings before extraordinary item..........        $      0.12      $       0.17         $      0.34      $      0.39
   Extraordinary item..........................              (0.04)               --               (0.04)              --
                                                       -----------      ------------         -----------      -----------
   Net income..................................        $      0.08      $       0.17         $      0.30      $      0.39
                                                       ===========      ============         ===========      ===========

Diluted earnings (loss) per common share:
   Earnings before extraordinary item..........        $      0.11      $       0.17         $      0.31      $      0.39
   Extraordinary item..........................              (0.04)               --               (0.04)              --
                                                       -----------      ------------         -----------      -----------
   Net income..................................        $      0.07      $       0.17         $      0.27      $      0.39
                                                       ===========      ============         ===========      ===========

Shares used to compute net income per share:
   Basic.......................................          3,724,459         3,228,083           3,403,721        3,203,121
                                                       ===========       ===========         ===========      ===========
   Diluted.....................................          4,036,427         3,253,163           3,640,752        3,217,789
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

     This Form 10-QSB has been amended (the "Form 10-QSB/A") to reflect the correction of the impact of an extraordinary loss related to the refinancing of certain of the Company's debt in March 1998. The impact of such correction was to reduce net income for the three and nine months ended May 31, 1998 by approximately $167,000. See Note E.

     The Form 10-QSB/A has been further amended to correct the reporting of "Extraordinary item-loss on early retirement of debt," in the amount of $143,000, which initially had been reported under the column "Three Months Ended, May 31, 1997" of the Consolidated Income Statements. The reporting of this item has been corrected to appear under the column "Nine Months Ended, May 31, 1998" of the Consolidated Income Statements.

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


DATE:  December 8, 1998

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