Form 10KSB
period 1998-08-31
UNIDIGITAL INC
filed 1998-12-08
CIK 1003934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 1998
                           Commission File No. 0-27664

                                 UNIDIGITAL INC.
              -----------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                     13-3856672
----------------------------------      --------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

229 West 28th Street, New York, New York                                 10001
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (212) 244-7820
                          -----------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange
   Title of Each class                            on Which Registered
   -------------------                            -------------------

----------------------------           ----------------------------------------

----------------------------           ----------------------------------------


         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value

       -------------------------------------------------------------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's  revenues  for  its  fiscal  year  ended  August  31,  1998  were:
$47,389,000.

     The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Issuer was: $7,906,342 at October 31, 1998 based on the last sales price on that date.

     State the number of shares outstanding of each of the Issuer's classes of Common Stock, as of October 31, 1998:

Class                                                    Number of Shares
-----                                                    ----------------

Common Stock, $.01 par value                                 5,089,858


     The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Issuer's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

          Item                                                              Page
          ----                                                              ----

PART I    1.   Business.................................................     1

          2.   Properties...............................................    10

          3.   Legal Proceedings........................................    10

          4.   Submission of Matters to a Vote of Security Holders......    10

PART II   5.   Market for the Company's Common Equity and Related
               Stockholder Matters......................................    11

          6.   Selected Financial Data..................................    13

          7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operation.......................    15

          7A.  Quantitative and Qualitative Disclosures About Market
               Risk.....................................................    24

          8.   Financial Statements and Supplementary Data..............    24

          9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................    24

PART III 10.  Directors and Executive Officers of the Company...........    25

         11.  Executive Compensation....................................    25

         12.  Security Ownership of Certain Beneficial Owners
              and Management............................................    25

         13.  Certain Relationships and Related Transactions............    25

PART IV  14.  Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K...............................................    26

SIGNATURES..............................................................    27

EXHIBIT INDEX...........................................................    29

FINANCIAL STATEMENTS....................................................    F-1

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

     Unidigital Inc., together with its wholly-owned subsidiaries (collectively, the "Company"), is a leading service business within the graphic arts industry that provides imaging, reproduction and integrated media solution services to advertising agencies, retailers, corporations, marketing/communications firms, publishers, government agencies and financial institutions in the New York City, Boston, San Francisco and London markets. Through active cross-selling among its four divisions, Unison, KWIK, Elements and the Regent Group (collectively, the "Unidigital Enterprise"), the Company, provides imaging, reproductive and integrated media solutions to each of the large format, digital prepress and digital printing segments of the industry. Cross-selling among the Unidigital Enterprise offers a total solution for customers, which the Company believes, creates a distinct advantage over competitors within the marketplace. Overall, the Company serves a diverse client base, with the largest client accounting for less than 4% of the Company's fiscal 1998 net sales.

ACQUISITION STRATEGY

     The Company continues to review opportunities to expand its business and markets in the large format, digital prepress and digital printing markets.

     The Company seeks to acquire leading companies in its market while also identifying and measuring the impact of operational synergies, cross-selling potential, improved efficiencies and cost savings that any future acquisition may have on the Company's operations as a whole. Implementing this strategy, the Company has added new products and services and expanded existing ones to keep pace with customer needs that are identified in its business segments. In addition to the Company's continuous focus on its existing business segments, the Company may seek to pursue future acquisitions and development in other segments of the market.

THE DIVISIONAL BRANDING STRATEGY

     The Company has implemented a divisional branding strategy to better market the Company's diverse product and service offerings. This branding strategy allows for the marketing of each division to the respective business segment that the division primarily serves, thus building brand identity and loyalty for each division. Each company within a division has at their disposal, and are encouraged to sell, any product or service offered within the Unidigital Enterprise. The broad range of products and services offered by the Company enables each individual company to provide integrated graphic and media solutions for their customers while still keeping each division's core capabilities at the forefront.

     The Company currently utilizes four divisions:

Division             Locations                         Primary Business Segments
--------             ---------                         -------------------------

Unison               New York City, Boston and         Large Format
                     San Francisco
KWIK                 New York City                     High-End Digital Prepress
Elements             New York City, San Francisco      Digital Prepress/Digital
                     and London                        Printing

The Regent Group     London                            Digital Printing and
                                                       Financial Printing

UNISON

     Unison companies service media companies, corporate clients, retailers, advertising agencies and marketing/communications professionals with a wide range of large format printing solutions. Sales are consultative in nature, largely project driven and are priced generally on a per project basis.

KWIK

     KWIK companies provide creative retouching and digital prepress services to firms in the advertising, health care and beauty industries, including several Fortune 500 companies. Sales are consultative in nature and largely project driven.

ELEMENTS

     Elements companies provide digital prepress and digital printing products and services primarily to graphic artists and marketing professionals who design and prepare files for reproduction. Elements is typically open 24 hours a day, 6 days a week. Projects are priced from a published price list.

THE REGENT GROUP

     The Regent Group supplies digital printing and financial printing services to a diversified client base consisting of corporations, financial institutions and government agencies. Sales are consultative in nature and project based.

MARKETS SERVED BY THE COMPANY

     The Company, through its four divisions, currently services the large format, digital prepress and digital printing segments of the graphic arts industry.

LARGE FORMAT

     Large format services consist of the printing of large graphics from digital files. Various technologies and substrates are used to produce large format images for retail point of purchase displays, posters, environmental graphics, wall murals and signage. Industry analysts expect this business segment to exceed $10 billion in the United States in the year 2000.

DIGITAL PREPRESS

     The digital prepress segment of the graphics art industry is generally defined as the necessary steps between the creative process and the actual printing of a graphic design. Digital prepress services involve the preparation of images and text for reproduction by any of several input, retouching, proofing and output processes. Industry analysts expect this business segment to exceed $5.2 billion in the United States in the year 2000.

DIGITAL PRINTING

     Digital printing, also known as "on-demand" or "short-run" printing, involves translating computer-generated graphic design and content into a color or black and white printed image on a digital printing press. The key advantages of the digital printing process is realized in time and cost savings by replacing traditional color separations, metal printing plates and graphic processes with digital technology. Industry analysts estimate that this business segment will generate over $20 billion in revenues in the United States by the year 2001.

SERVICES PROVIDED BY BUSINESS SEGMENT

LARGE FORMAT

     The Company, primarily through the Unison division, produces large format graphics from digital files that are printed to various substrates for specific applications utilizing the latest in inkjet, electrostatic, dye sublimation and laser technologies. The Company believes it has invested in the necessary hardware devices and software programs to solve the most demanding large format graphic display demands. Each of these devices has been specifically chosen to satisfy application demands in the marketplace.

     Large format graphics are produced for great advertising impact. They are used for retail point of purchase displays, posters, signage, back-lit displays, environmental graphics and grand wall scapes that hang on the sides of buildings. Very large graphics are sometimes referred to as grand format. Grand format sizes can be produced to over 30,000 square feet in size by sewing or welding together pieces of the image that are output in sections. Unison engages technology in pursuit of projects such as vehicle graphics, indoor or outdoor large banners or event graphics.

     The large/grand format business segment is one of the fastest growing business segments in the graphic arts industry. The Company believes it will continue to acquire businesses and add services to its existing facilities in response to the increasing market demand of this business segment.

     Customers
     ---------

     Unison customers consist of media companies, corporate clients, retailers, advertising agencies and marketing/communications professionals, as well as businesses in a variety of industries requiring large display graphics. Unison receives individual orders from customers on a project-by-project basis rather than under long-term service contracts. Continued engagements for successive jobs are dependent primarily upon a customer's satisfaction with the quality of previous services provided by the division.

     Unison draws customers for its large format product from a local, regional, national and international client base. Customers of Unison may require: point of purchase posters printed on paper stock; event banners printed on vinyl; graphics printed on scrim material for theater productions; or images printed on mesh installed on to the facades of buildings. Unison employees receive training to advance their understanding of technical devices, and how to better service and recognize customer needs.

     Sales and Marketing
     -------------------

     Unison directly sells its large format services through a team of salespersons lead by a director of sales in each of its locations. In its operations, Unison has employed a consultative sales strategy and individualized customer service that has resulted in long-standing relationships with its customers. Unison uses various methods to market its services, including direct mail, product samples, trade shows, promotions and internet sites. Extensive collateral material on products and services offered, testimonials of previous projects and "how to" sheets for file preparation are readily available for distribution to customers. The Unison internet site is a repository for information on products and services, employment opportunities, press releases, up-coming events and industry news.

     Competition
     -----------

     Unison competes in a large format marketplace that is rapidly growing. This industry segment is characterized by many smaller companies often servicing narrow market channels such as small design firms, local retailers and general display markets. The Company enjoys a competitive advantage in the marketplace through its ability to invest in output devices, software and intercompany high speed networks resulting in cost efficiencies to its customers. Unison's expertise, output devices, software and network enable the Company to produce and manage large projects that are difficult for smaller companies to administer. Customers seek out the Company's services and products offered by its Unison division because of its vast array of technologically advanced equipment, technical expertise, service orientation and capability to solve unique challenges associated with large format graphics.

HIGH-END DIGITAL PREPRESS AND DIGITAL PREPRESS

     The Company's Elements and KWIK divisions provide digital prepress services to their respective customer bases. While they produce similar end-products, Elements and KWIK each have distinct customer bases, sales methods and marketing schemes. Each division also faces unique competitive forces. Both Elements and KWIK provide a comprehensive array of digital prepress services, including the input or scanning of photographic transparencies, negatives, prints or artwork, retouching, imagesetting, the production of electronic color separations, the production and finishing of high resolution color proofs and the production of plate-ready films. These services are the necessary steps between the creative process and the traditional printing of a graphic design.

     The Company believes that its relationships with customers, many of which are long-standing, and its reputation for quality of service are excellent. Continued engagements for successive jobs are dependent primarily upon customer satisfaction with the quality of previous services.

     The digital prepress business segment is extremely fragmented and serviced by numerous local and regional providers. The Company faces competition in this segment from digital prepress firms whose primary function is to provide digital prepress services, companies who provide digital prepress services along with a variety of other digital output products and services and larger corporations who produce digital prepress services in-house using common desktop equipment and software.

     ELEMENTS

     Customers
     ---------

     Elements services primarily graphic artists and marketing/communications professionals who design and prepare files for reproduction. Customers generally refer to a published price list for the cost of products and services. This price list enables clients to cross-reference various turn-around times to a corresponding cost allowing them to best satisfy their budget or deadline requirements.

     Sales and Marketing
     -------------------

     Elements actively markets its digital prepress services to its client base by direct sales methods aimed at existing and potential customers. Salespersons and a director of sales are utilized in each of the division's locations. Various marketing methods including, direct mail, product samples, trade shows, promotions and internet sites, are employed to attract new customers. Extensive collateral material on products and services and "how to" sheets for file preparation are distributed via direct mail. The Elements internet site is a repository for information on products and services as well as its published price list.

     Competition
     -----------

     Elements competes for customers by offering an extensive array of devices that are not generally available to design studios or in-house corporate graphic departments. Typical digital prepress customers prepare their own files and generally choose a vendor for turn-around time, price and quality consistency. Expertise and capacity in preparing complicated or large projects are also contributing factors to this segment's competitive landscape. Value-added services, however, are not significant in a customer's decision-making process when choosing a provider of digital prepress services.

     KWIK

     Customers
     ---------

     KWIK provides digital prepress services to firms in the advertising, health care and beauty industries, including Fortune 500 companies. KWIK attracts customers by offering them creative digital retouching capabilities, an industry reputation for quality digital prepress services and personalized customer service that caters to its customers' needs. Pricing is determined on a project by project basis.

     Sales and Marketing
     -------------------

     KWIK has built an expansive customer list by emphasizing a relationship-based sales strategy which attracts new and retains existing customers. Specifically, customers are assigned a dedicated account representative who becomes familiar with the customers preferences, technical requirements and graphic standards. Public relations, product collateral and an internet presence fulfill KWIK's marketing objectives.

     Competition
     -----------

     KWIK and its competitors are consultative in their sales methodologies, supply a high level of technical expertise and provide many value-added services such as premium retouching, color correction and creative input. Competitors vie for many of the same high profile clients and projects. Some of these competitors are larger and have greater financial resources than KWIK. When determining a suitable digital prepress provider to suit their needs, customers that KWIK may service generally tend to weigh the following criteria:
reputation, capacity, creative expertise, turn-around time and budget considerations.

DIGITAL PRINTING

     Digital printing, also known as "on-demand" or "short-run" printing, involves translating computer-generated graphic design and content into a color or black and white printed image on a digital printing press. The advantage of the four color digital printing process is realized in time and cost savings to clients by replacing traditional color separations, metal printing plates and graphic processes with digital technology. The growth in this business segment is also fueled by demands in the marketplace. Marketers and designers are becoming increasingly aware of the advantages that short-run digital printing brings them in speed to market, personalization and price values.

     The Company, primarily through its Elements and Regent Group divisions, supplies to the marketplace a comprehensive array of digital printing devices to the marketplace. Each digital printing press fills a particular need in the marketplace and several of the presses utilize the value-added benefit of personalization software to address sophisticated marketing challenges. Personalization software allows for each page of a document to be personalized, employing variable text or image data base information of known buying habits and relevant demographic information to the printed page. This personalization or targeting results in higher success and response rates for brochures, direct mail offers, as well as more effective presentation materials.

     Customers
     ---------

     While digital printing is sold across the Unidigital Enterprise, the Elements and Regent Group consider digital printing a key component to their product and services mix. Elements' customers primarily consist of graphic design firms, marketing communications departments, advertising agencies, pharmaceutical companies and individual graphic artists. The Company believes that these customers, drawn from the on-going digital prepress customer base of Elements, are likely to become users of digital printing services. The Regent Group's client base primarily consists of corporations, financial institutions, insurance companies and investment banks. The Regent Group sells digital black and white and four color digital printing to its established client roster who often require traditional offset printing and financial typesetting services.

     Sales and Marketing
     -------------------

     Both Elements and the Regent Group sell their services through salespersons that are led by a director of sales in each of their respective locations. In developing their digital printing businesses, Elements and the Regent Group both market to buyers of conventional color and black and white printing that may be able to utilize digital printing to save money and time, or realize a digital printing benefit. Elements uses various marketing methods including direct mail, product samples, trade shows, promotions and the internet. In addition, Elements mails out extensive collateral material on products and services offerings, testimonials of previous projects and "how to" sheets for file preparation. The Regent Group sales, however, are predominantly consultative and relationship-based. The Regent Group promotes new client contacts by publishing descriptive brochures that highlight its digital printing capabilities. In addition, traditional methods of marketing, such as personalized correspondence and telephone consultation, are used to attract new clients and maintain existing ones.

     Competition
     -----------

     Elements and the Regent Group both confront digital printing competition from conventional printers which have added, or plan to add, digital presses. Elements and the Regent Group have differing customer profiles, which is reflected in the varied nature of their competitors. Elements faces competition from digital prepress competitors and conventional printers that have purchased digital presses. Elements believes that it has several competitive advantages over conventional printers and digital prepress service providers. First, Elements currently handles a large number of relatively small jobs and has the capability to process such small jobs on a volume basis with the proper service approach. Second, Elements has existing customers which it believes are likely to become users of digital presses. Lastly, unlike certain of its competitors, Elements presently possesses the computer hardware, software and expertise to support digital printing.

     The Regent Group faces competition from conventional and financial printers that are investing in digital printing presses. Some of these companies are larger, have greater financial resources and offer more comprehensive services than the Regent Group. The Regent Group, however, uses its smaller size to more effectively react to customer needs to provide better service to this market than its competitors. The Regent Group also offers the latest digital advancements available to its growing customer base.

ANCILLARY PRODUCTS AND SERVICES

     The Company also provides ancillary products and services associated with its core services such as photographic printing and processing, financial printing, interlinks and outsourcing.

PHOTOGRAPHIC PRINTING AND PROCESSING

     The   Company,   through  its  Unison   division,   operates  a  commercial
photographic lab that produces traditional photographic printing and photo processing.

FINANCIAL PRINTING

     The Regent Group in London provides financial printing services that include the production, formatting and printing of corporate finance and research documents for corporate clients.

INTERLINKS

     As a value-added service, the Company offers a remote output service via a high speed telecommunications link between its New York City, Boston, San Francisco and London offices, whereby a client with computer-generated files in one location can have immediate access to output at the other location while maintaining consistent quality control and customer service at stable prices.

OUTSOURCING

     As many prospective customers progressively seek to preserve capital to expand their core competencies, and accordingly, reduce their digital printing requirements, increasingly they recognize the value of having a vendor that is a single source for printing, finishing and integrated media solutions. The Company attempts to provide these solutions for customers by using the various capabilities of its divisions or by partnering with outside vendors.

     The Company believes that to remain competitive in each of the foregoing business segments it must maintain existing customer relationships and recognize, develop and leverage new technologies and additional services which meet the evolving needs of its client base. There can be no assurance that the Company will be able to continue to compete successfully with existing and new competitors in any of the Company's markets.

NEW PRODUCT DEVELOPMENT

     The Company also believes that it must develop and implement new technologies and additional services which meet the evolving needs of its customer base. The Company continually invests in technology designed to provide media solutions within the large format, digital prepress and digital printing business segments. The Company focuses on understanding systems and the methods available in the market to create solutions using off-the-shelf products, customized to meet a variety of customer needs.

GOVERNMENT REGULATION

     The industry, while not heavily regulated, is subject to federal, state, and local laws, regulations and ordinances governing the removal and handling of hazardous waste. The Company believes it is in compliance in all material respects with such laws, regulations and ordinances and maintains these standards through internal control and disposal methods at each location. Hazardous substances resulting from digital prepress, digital printing and photographic processes are disposed of by third party vendors in each of the local markets in which the Company conducts its operations. To date, the cost of compliance with such laws, regulations and ordinances has not been material. In the event the Company expands its operations, it may be subject to additional environmental laws, regulations or ordinances, including requirements to obtain certain environmental permits. The Company cannot predict the environmental legislation or regulations that may be enacted in the future or how existing or future laws or regulations will be administered or interpreted. Developments such as additional requirements imposed by more stringent laws or regulations, as well as vigorous enforcement policies of regulatory agencies or stricter interpretation of existing laws may require additional expenditures by the Company, some or all of which may be material.

EMPLOYEES

     As of October 31, 1998, the Company employed 391 persons, approximately 381 of whom are full-time employees. Of such employees, 276 are employed in the United States and 115 are employed in the United Kingdom. Forty-six of the Company's employees at KWIK are covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES.

     At August 31, 1998, the Company leased the office space set forth in the following table:

                                        SQUARE       EXPIRATION
      LOCATION                          FOOTAGE         DATE           DIVISION
--------------------------------------------------------------------------------

20 West 20th Street - New York          21,800        2/28/03          Elements

Battery Park City - New York             1,500        6/30/99          Elements

229 West 28th Street - New York         43,200        2/28/09          KWIK
                                         2,800        5/31/08          KWIK

577 Second Street - San Francisco        2,900     Month to Month      Elements

451 D Street - Boston                   37,500       12/31/98          Unison

48 Margaret Street - London UK          10,300       12/31/04          Elements

Truscott House 32-42 East Road -
London UK                                8,900        3/31/08          Regent

Pegasus House  116-120  Golden
Lane - London UK                         3,765     Month to Month      Elements

     Additionally, at August 31, 1998, the Company owned approximately 34,000 square feet of office space in New York City, which is utilized by Unison (NY). Subsequent to the end of the fiscal year, the Company sold a portion of such property for $800,000. Subsequent to August 31, 1998, in connection with acquisitions of Hy Zazula Associates, Inc. and Mega Art Corp., the Company acquired leased space of 9,500 square feet and 11,000 square feet, respectively, in New York City. In connection with the acquisition of SuperGraphics Holding Company, Inc., which was consummated subsequent to August 31, 1998, the Company acquired leased space of 13,700 square feet in Sunnyvale, California. The Company's interests in each of such leased and owned properties are subject to a first priority lien held by Canadian Imperial Bank of Commerce as security for the Company's borrowings under its credit facilities. The Company believes that its current facilities are suitable and adequate for its current operations and short-term foreseeable needs, and that it will be able to renew these leases or obtain alternative space for such facilities upon the expiration of the current leases. Additional facilities will be required to support growth as the Company expands into new geographic areas.

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

     In the fourth quarter of fiscal 1998, the Company received notice from The Nasdaq Stock Market, Inc. ("Nasdaq"), that the Company did not meet the net tangible asset requirement under Maintenance Standard 1 or the market value of public float requirement under Maintenance Standard 2 for continued listing on the Nasdaq National Market. The Company has made application to the American Stock Exchange ("AMEX") for listing of the Common Stock on AMEX and the Company has received verbal approval from AMEX for such listing. To date, Nasdaq has not delisted the Common Stock. There can be no assurance, however, that the Common Stock will not be delisted from the Nasdaq National Market or that the Company will receive written approval for listing of the Common Stock on AMEX.

     The following table sets forth the high and low sales prices for the Company's Common Stock for the quarters indicated since August 31, 1996 as reported by the Nasdaq National Market. The quotes represent inter-dealer prices without adjustments or mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                      Common Stock
     Quarter ended                                   High        Low
                                                     ----        ----

     November 30, 1996........................       $6 3/4      $4 1/8
     February 28, 1997........................       $6 1/8      $4 1/2
     May 31, 1997.............................       $5 7/8      $4 13/16
     August 31, 1997..........................       $8          $5 3/8

     November 30, 1997........................       $10 1/8     $7
     February 28, 1998........................       $8 1/2      $4 1/2
     May 31, 1998.............................       $10 3/8     $5 1/2
     August 31, 1998..........................       $9          $5 3/4

     As of October 31, 1998 the approximate number of holders of record of the Common Stock was 42 and the approximate number of beneficial holders of the Common Stock was 400.

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

     Item 6. Selected Financial Data.

     The following table sets forth selected consolidated historical financial data of the Company as of the dates and for the periods indicated. The selected financial data set forth below for the Company as of August 31, 1997 and 1998 and for each of the three years ended August 31, 1998 are derived from the audited financial statements included elsewhere herein. The selected financial data set forth below for the Company as of August 31, 1994, 1995 and 1996 and for each of the years ended August 31, 1994 and 1995 are derived from the financial statements not included elsewhere herein. The selected financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere herein.

                                                                      Fiscal Year Ended August 31,
                                                          1994        1995        1996        1997        1998
                                                          ----        ----        ----        ----        ----
                                                                  (In Thousands, Except Per Share Data)

Statement of Operations Data:
Revenue:
  Net Sales                                            $  4,111    $  8,542    $ 11,660    $ 27,262    $ 47,389
Expenses:
  Cost of sales                                           1,740       3,901       5,622      14,450      25,305
  Selling, general and administrative  expenses           1,687       2,946       4,049       9,673      15,925
  Expenses incurred due to restructuring                   --          --          --          --           771
                                                       --------    --------    --------    --------    --------
  Total operating expenses                                3,427       6,847       9,671      24,123      42,001
                                                       --------    --------    --------    --------    --------
     Income from operations                                 684       1,695       1,989       3,139       5,388

Interest expense                                            (36)       (195)       (327)     (1,095)     (1,913)
Interest expense-deferred financing costs                  --          --          --          (138)     (1,143)
Interest and other income                                  --          --           232          28         (75)
                                                       --------    --------    --------    --------    --------
Income before income taxes                                  648       1,500       1,894       1,934       2,257
                                                       --------    --------    --------    --------    --------
Provision for income taxes
     (including nonrecurring  provision relating
      to termination of subchapter S status in 1996)         62         356        1064         593         978
                                                       --------    --------    --------    --------    --------
Net  income before  extraordinary item                      586       1,144         830       1,341       1,279

Extraordinary item-loss on early retirement of
      debt (net of income tax benefit of $137,000)         --          --          --          --          (143)
                                                       --------    --------    --------    --------    --------
 Net income                                            $    586    $  1,144    $    830    $  1,341    $  1,136
                                                       ========    ========    ========    ========    ========
 Basic earnings (loss) per common share(1):
    Earnings before extraordinary item                             $   0.54    $   0.31    $   0.42    $   0.36
    Extraordinary item                                     --          --          --                     (0.04)
                                                                   --------    --------    --------    --------
    Net income                                                     $   0.54    $   0.31    $   0.42    $   0.32
                                                                   ========    ========    ========    ========
 Diluted earnings (loss) per common share(1):
    Earnings before extraordinary item                             $   0.54    $   0.31    $   0.41    $   0.34
    Extraordinary item                                     --          --          --                     (0.04)
                                                                   --------    --------    --------    --------
    Net income                                                     $   0.54    $   0.31    $   0.41    $   0.30
                                                                   ========    ========    ========    ========
  Shares used to compute net income per share:
    Basic                                                             2,000       2,644       3,212       3,531
                                                                   ========    ========    ========    ========
    Diluted                                                           2,000       2,663       3,283       3,779
                                                                   ========    ========    ========    ========
Balance Sheet Data (at period end):
Working capital (deficit)                              $    517    $     22    $  2,319    $ (2,189)   $  8,897
Total assets                                              2,065       6,550      17,623      33,033      67,315
Stockholders' equity                                      1,310       2,605       7,365       9,473      14,393

(1) The 1995 and 1996 net income per share are pro forma amounts that give effect to the historical combined results of operations adjusted for (i) the reduced level of salaries paid to the principal stockholder/officer and the former partner ($319,000 (1995) and $73,000 (1996)) and (ii) the income tax effect of Elements (NY) changing from Subchapter S status, as if these had occurred effective September 1, 1995 ($741,000 (1995) and $795,000 (1996)).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

     The Company is a leading provider of imaging, reproduction and integrated media solution services to advertising agencies, retailers, corporations, marketing/communications firms, publishers, government agencies and financial institutions in the New York City, Boston, San Francisco and London markets. Through active cross-selling among the Unidigital Enterprise, the Company provides imaging, reproductive and integrated media solutions to each of the large format, digital prepress and digital printing segments of the industry. Cross-selling among the Unidigital Enterprise offers a total media solution for customers, which the Company believes, creates a distinct advantage over competitors within the marketplace.

     The statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to the digital print industry; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

RESULTS OF OPERATIONS

     The consolidated financial information includes both the Company's United States operations and its United Kingdom operations. On August 9, 1996, the Company acquired substantially all of the assets of Cardinal Communications Group, Inc. and its affiliate C-Max Graphics, Inc., a New York City based company which provides digital prepress, digital printing and large format services in the New York metropolitan area (the "Cardinal Acquisition"). As a result of such acquisition, the Company expanded its digital prepress and digital print operations in the New York City and surrounding area. On April 4, 1997, the Company acquired substantially all of the assets of Boris Image Group, Inc., a Boston, Massachusetts based company which principally engaged in the business of photographic, large format and digital imaging (the "Boris Acquisition"). On May 22, 1997, the Company acquired all of the capital stock of Libra City Corporate Printing Limited, a London-based financial printer (the "Libra Acquisition") and, as a result, currently provides financial printing services to the London financial community. On March 25, 1998, the Company acquired substantially all of the assets of Kwik International Color, Ltd. (the "Kwik Acquisition"). As a result of such acquisition the Company has expanded its color separation and large format printing services in the New York City and surrounding area. Such acquisitions have been accounted for under the purchase method of accounting and, therefore, results of operations from such acquisitions are included in the Company's consolidated financial statements from the date of the respective acquisition.

     For a discussion of the operating performance of the Company by segments, see Note 14 of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-KSB.

     COMPARISON OF FISCAL YEARS ENDED AUGUST 31, 1998 AND AUGUST 31, 1997

     Net sales. Net sales for the fiscal year ended August 31, 1998 increased by 74%, or $20,127,000, to $47,389,000 from $27,262,000 for the fiscal year ended
August 31, 1997. Net sales for the Company's United States operations increased by 93%, or $15,233,000, from $16,293,000 in the fiscal year ended August 31, 1997 to $31,526,000 in the fiscal year ended August 31, 1998. This increase was attributable primarily to an increase in net sales resulting from the Kwik Acquisition and, to a lesser extent, an increase in net sales in the Company's other United States subsidiaries and the inclusion of net sales resulting from the Boris Acquisition for a full year. Net sales for the Company's United Kingdom operations increased by 45%, or $4,894,000, from $10,969,000 in the fiscal year ended August 31, 1997 to $15,863,000 in the fiscal year ended August 31, 1998. This increase was attributable primarily to inclusion of net sales resulting from the Libra Acquisition for a full year and internal growth in the Company's UK operations.

     COST OF SALES. Cost of sales for the fiscal year ended August 31, 1998 increased by 75%, or $10,855,000, to $25,305,000 from $14,450,000 for the fiscal year ended August 31, 1997 and 1998. As a percentage of net sales, cost of sales remained constant at 53% for the fiscal years ended August 31, 1997 and 1998. Cost of sales for the Company's United States operations decreased as a percentage of net sales from 48% for the fiscal year ended August 31, 1997 to 43% for the fiscal year ended August 31, 1998. Such decrease was attributable primarily to the change in product mix in the Company's United States operations to include more digital prepress services. Costs of sales for the Company's United Kingdom operations increased as a percentage of net sales from 61% for the fiscal year ended August 31, 1997 to 63% for the fiscal year ended August 31, 1998. Such increase was attributable primarily to the change in product mix in the Company's United Kingdom operations to include more digital print and financial print services. Digital print and financial print services have higher costs of sales compared to digital prepress services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased 65%, or $6,252,000, from $9,673,000 for the fiscal year ended August 31, 1997 to $15,925,000 for the fiscal year ended August 31, 1998. Such increase was attributable primarily to the increased level of operations resulting from the Kwik Acquisition, the Boris Acquisition and the Libra Acquisition and, to a lesser extent, the hiring of additional management and administrative personnel and costs associated with the Company acquisitions. As a percentage of net sales, SG&A decreased slightly from 35% for the fiscal year ended August 31, 1997 to 34% for the fiscal year ended August 31, 1998.

     RESTRUCTURING EXPENSES. In connection with the Kwik Acquisition, the Company has consolidated its New York operations. In addition, the Company reduced the staff providing financial printing services in its United Kingdom operations. As a result of such consolidation and staff reduction, the Company incurred restructuring expenses of $771,000, consisting of approximately $305,000 of termination benefits relating to the termination of 35 employees providing similar services and approximately $466,000 of facility exit costs, including $90,000 related to write-downs of leasehold improvements. At August 31, 1998, all termination benefits have been paid and approximately $78,000 of accrued facility exit costs remain in accounts payable.

     INCOME FROM OPERATIONS. Income from operations for the fiscal year ended August 31, 1998 increased by 72%, or $2,249,000, to $5,388,00 from $3,139,000 for the fiscal year ended August 31, 1997. Of this amount, $4,514,000 was contributed by the Company's United States operations and $874,000 by the Company's United Kingdom operations. This increase resulted from higher net sales offset, in part, by higher production costs associated with the changing product mix of the Company's operations to include more digital print and financial print services.

     NET INTEREST EXPENSE. Net interest expense for the fiscal year ended August 31, 1998 increased by 60%, or $1,926,000, to $3,131,000 from $1,205,000 for the fiscal year ended August 31, 1997. This increase resulted from increased borrowings under the Company's credit facilities primarily relating to its acquisitions.

     INCOME TAXES. Income taxes for the fiscal year ended August 31, 1998 increased by 65%, or $385,000, to $978,000 from $593,000 for the fiscal year ended August 31, 1997.

    EXTRAORDINARY ITEM. In connection with the prepayment of $4,000,000 of loans from private investors, the Company recorded an extraordinary loss of $143,000, net of income tax benefit of $137,000 related to the write-off of deferred financing costs.

     NET INCOME. As a result of the factors described above, net income for the fiscal year ended August 31, 1998 decreased by 15%, or $205,000, to $1,136,000 from $1,341,000 for the fiscal year ended August 31, 1997.

     COMPARISON OF FISCAL YEARS ENDED AUGUST 31, 1997 AND AUGUST 31, 1996

     NET SALES. Net sales for the fiscal year ended August 31, 1997 increased by 134%, or $15,602,000, to $27,262,000 from $11,660,000 for the fiscal year ended
August 31, 1996. Net sales for the Company's United States operations increased by 193%, or $10,732,000, from $5,561,000 in the fiscal year ended August 31, 1996 to $16,293,000 in the fiscal year ended August 31, 1997. This increase was attributable primarily to an increase in net sales resulting from the Cardinal Acquisition, the Boris Acquisition and, to a lesser extent, the inclusion of net sales from the San Francisco operations for the fiscal year ended August 31, 1997. Net sales for the Company's United Kingdom operations increased by 80%, or $4,870,000, from $6,099,000 in the fiscal year ended August 31, 1996 to $10,969,000 in the fiscal year ended August 31, 1997. This increase was attributable primarily to increases in the Company's short-run digital print and prepress operations and, to a lesser extent, the inclusion of net sales resulting from the Libra Acquisition.

     COST OF SALES. Cost of sales for the fiscal year ended August 31, 1997 increased by 157%, or $8,828,000, to $14,450,000 from $5,622,000 for the fiscal year ended August 31, 1996. As a percentage of net sales, cost of sales increased from 48% for the fiscal year ended August 31, 1996 to 53% for the fiscal year ended August 31, 1997. Cost of sales for the Company's United States operations increased as a percentage of net sales from 44% for the fiscal year ended August 31, 1996 to 48% for the fiscal year ended August 31, 1997. Such increase was attributable primarily to higher costs associated with increased digital print and large format services provided by the Company's United States operations. Costs of sales for the Company's United Kingdom operations increased as a percentage of net sales from 52% for the fiscal year ended August 31, 1996 to 61% for the fiscal year ended August 31, 1997. Such increase was attributable primarily to the change in product mix in the Company's United Kingdom operations to include more digital print and financial print services. Digital print and financial print services have higher costs compared to digital prepress services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased 139%, or $5,624,000, from $4,049,000 for the fiscal year ended August 31, 1996 to $9,673,000 for the fiscal year ended August 31, 1997. Such increase was attributable primarily to the increased level of operations which resulted from the Cardinal Acquisition, the Boris Acquisition and the Libra Acquisition, the hiring of additional management and administrative personnel, costs associated with the Company's acquisitions and the Company's status as a publicly held company. As a percentage of net sales, SG&A remained constant at 35% for the fiscal years ended August 31, 1996 and 1997.

     INCOME FROM OPERATIONS. Income from operations for the fiscal year ended August 31, 1997 increased 58%, or $1,150,000, to $3,139,000 from 1,989,000 for the fiscal year ended August 31, 1996. Of this amount, $1,200,000 was contributed by the Company's United States operations and $1,939,000 by the Company's United Kingdom operations. This increase resulted from higher net sales offset by higher production costs associated with the changing product mix of the Company's operations to include more digital print and financial print services.

     NET INTEREST EXPENSE. Net interest expense for the fiscal year ended August 31, 1997 increased by $1,110,000, to $1,205,000 from $95,000 for the fiscal year ended August 31, 1996. This increase resulted from increased borrowings under the Company's credit facilities and capital leases assumed by the Company as part of the Cardinal Acquisition, the Boris Acquisition and the Libra Acquisition.

     INCOME TAXES. Income taxes for the fiscal year ended August 31, 1997 decreased by 44%, or $471,000, to $593,000 from $1,064,000 for the fiscal year ended August 31, 1996. The

Company currently pays Federal, state and local income tax for its United States operations where it previously paid only local corporate income tax on United States operations through January 1996 as a result of its Subchapter S corporation status. As a result of the termination of the Company's Subchapter S corporation status in February 1996, the Company recorded a nonrecurring charge to operations and liability of $367,000 for additional deferred Federal and state income taxes on temporary differences in the recognition of revenues and expenses for income tax and financial reporting purposes in the fiscal year ended August 31, 1996.

     NET INCOME. As a result of the factors described above, net income for the fiscal year ended August 31, 1997 increased by 62%, or $511,000, to $1,341,000 from $830,000 for the fiscal year ended August 31, 1996.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

     CASH FLOW. Net cash used in operations was $1,498,000 for the fiscal year ended August 31, 1998. Net cash provided by operations was $489,000 and $1,488,000 for the fiscal years ended August 31, 1997 and 1996, respectively. Net cash used in investing activities was $23,363,000 and $6,897,000 for the fiscal years ended August 31, 1998 and 1997, respectively. The Company used $1,571,000 and $1,368,000 for the acquisition of property and equipment during such respective periods. For the fiscal years ended August 31, 1998 and 1997, the Company acquired equipment under capital leases of $1,797,000 and $1,711,000, respectively, and made payments under capital leases of $2,691,000 and $1,761,000, respectively. Net bank borrowings provided funds of $24,620,000 and $7,443,000 for the fiscal years ended August 31, 1998 and 1997, respectively. Subsequent to the end of the fiscal year, the Company sold a portion of real property owned by it for $800,000.

     BANK CREDIT FACILITIES. The Company has borrowing arrangements with commercial banks in both New York and London. On March 24, 1998, the Company terminated its financing facilities with its former New York bank and entered into borrowing arrangements with its current New York bank (the "Bank") in the aggregate amount of $40,000,000, which consist of a: (i) $25,000,000 term loan;
(ii) $10,000,000 revolving line of credit facility which is available for working capital purposes; and (iii) $5,000,000 credit facility which is available for corporate acquisition purposes. Such borrowings are guaranteed by the Company's United States subsidiaries, including subsidiaries currently owned and subsequently acquired. In addition, the Company pledged all of its equity interests in its United States subsidiaries, including subsidiaries currently owned and subsequently acquired, and two-thirds of its equity interests in its wholly-owned United Kingdom subsidiary as collateral for such credit facilities. Interest under such credit facilities is, at the Company's option, at the Base Rate or at the Eurodollar Rate, as defined, plus an Applicable Margin, as defined, ranging from 0.75% to 3.0% depending on the Company's consolidated debt to earnings ratio and the type of loan. As of August 31, 1998, the Company had an outstanding balance of $25,000,000 under the term loan and $8,435,000 under the revolving credit facility. A portion of the proceeds of such loans was used to repay in full promissory notes previously issued by the Company in 1997 to certain private investors in the aggregate principal amount of $4,000,000. In connection therewith, the Company recorded an extraordinary loss of $143,000, net of income tax benefit of $137,000 related to the write-off of deferred financing costs.

     The credit facilities contain covenants which require the Company to maintain certain earnings and debt to earnings ratio requirements based on the combined operations of the Company and its subsidiaries. The credit facilities are secured by a first priority lien on all of the assets of the Company and its subsidiaries, including subsidiaries currently owned and subsequently acquired. The Company, the Bank and Richard J. Sirota ("Sirota"), the sole shareholder of Kwik, entered into an intercreditor subordination agreement with respect to the Bank's and Sirota's relative interests in the Company. The Company's agreement with the Bank restricts the Company's ability to pay dividends.

     Subsequent to August 31, 1998, in order to consummate the acquisition (the "Zazula Acquisition") of Hy Zazula Associates, Inc., a New York corporation ("Zazula"), the Company amended its credit facility with the Bank to increase its revolving line of credit from $10,000,000 to $15,000,000. In addition, subsequent to August 31, 1998, in order to consummate the acquisition (the "SuperGraphics Acquisition") of SuperGraphics Holding Company, Inc., a Delaware corporation ("SuperGraphics"), the Company further amended its credit facility with the Bank to increase its term loan from $25,000,000 to $32,000,000. As a result of the foregoing amendments, the Company's aggregate credit facilities with the Bank increased from $40,000,000 to $52,000,000.

    Subsequent to the end of the fiscal year, in November 1998, the Company borrowed a principal amount of $10,000,000 pursuant to a subordinated unsecured loan (the "Subordinated Loan"). The Subordinated Loan matures on March 31, 2004 and bears interest at a rate per annum equal to the sum of (i) 12.50% plus (ii) an additional percentage amount equal to 0.25% commencing on November 30, 1999 and increasing by 0.25% following the last day of each 90-day period thereafter. Until November 30, 1999, at the option of the lender, interest is payable in additional notes, Common Stock of the Company or warrants to purchase Common Stock of the Company. Thereafter, interest is payable in either additional notes or cash, depending on certain coverage ratios and, in the case of cash interest payments, the approval of the Bank. The Company will incur an additional premium of 5.0% on any prepayments of the Subordinated Loan made prior to November 30, 1999. Such additional premium will be reduced by 100 basis points on December 1, 1999 and shall be reduced by such amount on each December 1st thereafter until December 1, 2003. In connection with the Subordinated Loan, the Company issued ten-year warrants to the lender to purchase 440,000 shares of the Company's Common Stock at an exercise price not to exceed $5.00 per share. In the event the Company has not paid the loan in full by November 30, 1999 (subject to extension in certain instances), the Company will issue ten-year warrants to the lender to purchase an additional 200,000 shares of the Company's Common Stock at an exercise price not to exceed $5.00 per share. In the event the Subordinated Loan has not been paid in full by May 31, 2001, the exercise price of such warrants shall be reduced by $1.00 per share and, on each anniversary of such date, such exercise price shall be reduced by an additional $1.00 per share. In addition, subject to certain limitations, the Company granted registration rights, including "demand" registration rights, to such lender.

     The Company's credit facility with its London bank provides for combined lines of credit of (pound)2,300,000 (approximately $3,800,000) for working capital for its United Kingdom operations. Such credit facility was increased from (pound)1,400,000 (approximately $2,338,000) on May 13, 1998. These lines of credit renew annually and bear interest at 2.0% over the bank's Base Rate, as defined. In addition, the Company is required to pay a service charge equal to 0.2% of invoice value. These lines of credit contain covenants which require the Company's United Kingdom subsidiaries to maintain a minimum net worth of (pound)500,000, limit borrowings up to specified amounts of accounts receivable aged 120 days or less and are guaranteed by the Company for the principal amount of up to (pound)500,000. Amounts outstanding are collateralized by substantially all of the Company's United Kingdom assets. As of August 31, 1998, the Company had an outstanding balance of (pound)1,275,000 (approximately $2,129,000) under its United Kingdom credit facility.

    In connection with its acquisition of certain of the assets (the "Five Star Acquisition") of Five Star Finishers, Ltd., a United Kingdom corporation ("Five Star"), the Company entered into a three-year term loan of (pound)400,000 (approximately $668,000) with its London bank. Such term loan bears interest at 2.4% over the bank's Base Rate, as defined, and contains covenants which require the Company to maintain certain debt to earnings ratios and Net Tangible Assets, as defined, and limits borrowings to 75% of Net Tangible Assets. The Company's obligations under the term loan are guaranteed by its United Kingdom subsidiaries. As of August 31, 1998, the Company had an outstanding balance of (pound)389,000 (approximately $650,000) under the term loan.

     As of August 31, 1998, the Company was not in compliance with one covenant relating to capital expenditures under its credit facilities with its New York bank, but received a waiver from such bank for such noncompliance.

     The Company expects that cash flow from operations will be sufficient to fund its capital lease obligations, debt service payments, potential earn-outs, capital expenditures and operations for at least 12 months. The Company may require additional financing to consummate future acquisitions or to repay its bank loans. There can be no assurance that the Company will be able to secure such additional financing on terms favorable to the Company.

     WORKING CAPITAL. The Company's working capital at August 31, 1998 was $8,897,000 compared to a working capital deficit of $2,189,000 at August 31, 1997.

     ACQUISITIONS. In March 1998, the Company, through its wholly-owned subsidiary, Unison (NY), consummated the Kwik Acquisition. The purchase price included cash payments of $20,590,000, issuance of a 5.7% subordinated promissory note in the principal amount of $750,000 (payable in 36 monthly installments commencing April 15, 1998), issuance of 649,841 shares of restricted Common Stock of the Company and the assumption of certain trade obligations of Kwik. Of the purchase price, $1,000,000 in cash and 190,589 shares of restricted Common Stock of the Company is being held in escrow for a period of two years to satisfy any indemnification claims. The Company funded the cash portion of the purchase price from proceeds of a $25,000,000 term loan and a portion of a $10,000,000 revolving credit loan from the Bank.

     In July 1998, the Company consummated the Five Star Acquisition in London, England. The purchase price exclusively consisted of a cash payment of (pound)325,000 (approximately $543,000). The Company funded the cash payment of the purchase price from proceeds of a (pound)400,000 term note from its United Kingdom bank.

     Subsequent to the end of the fiscal year, in September 1998, the Company acquired all of the issued and outstanding capital stock of Mega Art located in New York City. As a result, Mega Art became a wholly-owned subsidiary of the Company. The purchase price included an initial cash payment of $5,800,000 and the issuance of 754,148 shares of restricted Common Stock of the Company ($5,000,000). In addition, the purchase price includes a deferred cash payment of $1,200,000 (the "Deferred Payment"), payable 180 calendar days after the closing date, and an earn-out payment of up to $1,200,000 in cash and $1,200,000 in Common Stock of the Company (the "Earn-Out Payment"), payable on or before November 29, 1999. Each of the Deferred Payment and the Earn-Out Payment are subject to adjustment based on the financial performance of Mega Art. In addition, the Deferred Payment and the Earn-Out Payment may also be used to satisfy any indemnification claims. The Company funded the cash portion of the purchase price from proceeds of a $5,000,000 acquisition loan and a portion of a $10,000,000 revolving credit loan from the Bank.

     Subsequent to the end of the fiscal year, in October 1998, the Company consummated the Zazula Acquisition. The purchase price included an aggregate cash payment of $2,275,000 and the issuance of 433,076 shares of restricted Common Stock of the Company ($2,275,000). Of the purchase price, $150,000 in cash and 28,552 shares of restricted Common Stock of the Company is being held in escrow for a period of two years to satisfy any indemnification claims. The Company funded the cash portion of the purchase price from proceeds of a portion of a $15,000,000 revolving credit loan from the Bank.

    Subsequent to the end of the fiscal year, in November 1998, the Company consummated the SuperGraphics Acquisition. The purchase price included a cash payment of approximately $15,900,000, the issuance of 135,393 shares of restricted Common Stock of the Company (approximately $600,000) and the issuance of five-year warrants to purchase 225,000 shares of the Company's Common Stock at an exercise price of $5.64 per share. The purchase price also includes a deferred cash payment equal to the difference between (i) EBITDA, as defined, multiplied by six and (ii) $16,500,000. Such deferred cash payment, if any, is payable no later than March 15, 1999. In addition, subject to certain limitations, the Company granted "piggyback" registration rights to the sellers of SuperGraphics. Of the purchase price, approximately $233,000 in cash and 135,393 shares of restricted Common Stock of the Company is being held in escrow for a period of one year to satisfy any indemnification claims. The Company funded the cash portion of the purchase price from proceeds of (i) a portion of a $32,000,000 term loan from the Bank and (ii) the Subordinated Loan.

     INFLATION, FOREIGN CURRENCY FLUCTUATIONS AND INTEREST RATE CHANGES. Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation, currency fluctuations or interest rate changes have historically had a material effect on revenues, sales or results of operations. Inflation, currency fluctuations and changes in interest rates have, however, at various times, had significant effects on the economies of the United States and the United Kingdom and could adversely impact the Company's revenues, sales and results of operations in the future. If there is a material adverse change in the relationship between the Pound Sterling and the United States Dollar, such change could adversely affect the results of the Company's United Kingdom operations as reflected in the Company's financial statements. The Company has not hedged its exposure with respect to this currency risk, and does not expect to do so in the future, since it does not believe that it is practicable for it to do so at a reasonable cost.

YEAR 2000 COMPLIANCE

     The Company believes that it has sufficiently assessed its state of readiness with respect to its Year 2000 compliance. The Company has developed or is developing a program to address on a timely basis the risk that computer applications developed, marketed, sold and delivered or used by the Company may be unable to recognize and properly perform date-sensitive functions involving dates prior to and after December 31, 1999 (the "Year 2000 Problem"). The Company does not believe that Year 2000 compliance will result in material investments by the Company, nor does the Company anticipate that the Year 2000 Problem will have any adverse effects on the business operations or financial performance of the Company. The Company does not believe that it has any material exposure to the Year 2000 Problem with respect to its own information systems. There can be no assurance, however, that the Year 2000 Problem will not adversely affect the Company's business, operating results and financial condition.

     The Company believes that each of its products is Year 2000 compliant, however, it has no control over whether software modification made by third parties or the combination of its products with the software developed by third parties and combined with the Company's products will be Year 2000 compliant. Additionally, there can be no assurance that such potential instances of non-compliance will not adversely affect the Company's business, operating results and financial condition. The Company has established no reserve for auditing its software products or for correcting Year 2000 compliance issues with such products.

     Although the Company believes its products are Year 2000 compliant, the purchasing patterns of customers and potential customers may be affected by issues associated with the Year 2000 Problem. As companies expend significant resources to correct their current data storage solutions, these expenditures may result in reduced funds to purchase products as those offered by the Company. There can be no assurance that the Year 2000 Problem will not adversely affect the Company's business, operating results and financial condition. Conversely, the Year 2000 Problem may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for the Company's products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required to be filed pursuant to this Item 8 are included in this Annual Report on Form 10-KSB. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  (1) Financial Statements.

          Reference is made to the Index to Financial Statements on Page F-1.

     (a)  (2) Financial Statement Schedules.

          Valuation And Qualifying Accounts

     (a)  (3) Exhibits.

          Reference is made to the Exhibit Index on Page 29.

     (b)  Reports on Form 8-K.

          On April 8, 1998, the Company filed a Current Report on Form 8-K with the SEC relating to the Kwik Acquisition. Such Form 8-K also disclosed the terms of certain loans made to the Company, the proceeds of which the Company used to fund the purchase price of the Kwik Acquisition.

          On June 8, 1998, the Company filed a Current Report on Form 8-K/A containing required financial statements and pro forma financial information relating to the Kwik Acquisition disclosed in its Current Report on Form 8-K filed on April 8, 1998.

          Subsequent to the end of the fiscal year, on September 14, 1998, the Company filed a Current Report on Form 8-K with the SEC relating to the Mega Art Acquisition. Such Form 8-K also disclosed the terms of certain loans made to the Company, the proceeds of which the Company used to fund the purchase price of the Mega Art Acquisition.

          Subsequent to the end of the fiscal year, on November 16, 1998, the Company filed a Current Report on Form 8-K/A with the SEC relating to the Mega Art Acquisition containing financial statements and pro forma financial information relating to the Mega Art Acquisition disclosed in its Current Report on Form 8-K filed on September 14, 1998.

          Subsequent to the end of the fiscal year, on November 16, 1998, the Company filed a Current Report on Form 8-K relating to the Zazula Acquisition. Such Form 8-K also disclosed the terms of certain loans made to the Company, the proceeds of which the Company used to fund the purchase price of the Zazula Acquisition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of December, 1998.

                                                  UNIDIGITAL INC.


                                                  By:/s/William E. Dye
                                                     --------------------
                                                     William E. Dye,
                                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                              Date
---------                  -----                              ----

/s/William E. Dye          Chief Executive                    December   7, 1998
----------------------
William E. Dye             Officer and Chairman of the
                           Board of Directors (principal
                           executive, financial and
                           accounting officer)

/s/Peter Saad              President and Director             December   7, 1998
----------------------
Peter Saad

/s/Richard J. Sirota       Senior Vice President,             December   7, 1998
----------------------
Richard J. Sirota          Chief Operating Officer
                           and Director

/s/Anthony Manser          Vice President and Director        December   7, 1998
----------------------
Anthony Manser

/s/Harvey Silverman        Director                           December   7, 1998
----------------------
Harvey Silverman

/s/David Wachsman          Director                           December   7, 1998
----------------------
David Wachsman

                                  EXHIBIT INDEX

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

     4.4 Form of Registration Rights Agreement, together with Schedule of Holders. Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 6, 1997.

     4.5 Form of Registration Rights Agreement, together with Schedule of Holders. Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1997.

     4.6 Warrant dated November 26, 1997 issued by the Company to CIBC Oppenheimer. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1998.

     4.7 Stockholders' Agreement dated as of March 25, 1998 by and among Unidigital Inc., William E. Dye and Richard J. Sirota. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 8, 1998.

Exhibit
No.                                 Description of Exhibit
-------                             ----------------------

   4.8 Stockholders' Agreement dated as of September 2, 1998 by and between Unidigital Inc. and Ehud Aloni. Incorporated by reference to Exhibit
          4.1 the Current Report on Form 8-K dated September 14, 1998.

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

   10.4* Employment Agreement dated as of March 25, 1998 by and between Unidigital Inc. and Richard J. Sirota. Incorporated by reference to
          Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 8, 1998.

   10.5* Employment Agreement dated as of September 2, 1998 by and between Mega Art Corp. and Ehud Aloni. Incorporated by reference to Exhibit
          10.3 to the Company's Current Report on Form 8-K dated September 14, 1998.

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

   10.10 Loft Lease dated March 1, 1997 between S.N.Y., Inc. and Kwik International Color, Ltd. for the property located at 229 W. 28th Street, New York, New York, on the fourth floor, known as Room 401-405. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated April 8, 1998.

   10.11 Loft Lease dated March 1, 1997 between S.N.Y., Inc. and Kwik International Color, Ltd. for the property located at 229 W. 28th Street, New York, New York, on the seventh floor, known as Room 706-714 and 707-713. Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 8, 1998.

   10.12 Loft Lease dated March 1, 1997 between S.N.Y., Inc. and Kwik International Color, Ltd. for the property located at 229 W. 28th Street, New York, New York, on the eighth floor. Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated April 8, 1998.

   10.13 Loft Lease dated March 1, 1997 between S.N.Y., Inc. and Kwik International Color, Ltd. for the property located at 229 W. 28th Street, New York, New York, on the ninth floor. Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated April 8, 1998.

   10.14* 1995 Unidigital Inc. Long-Term Stock Investment Plan. Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

   10.15* 1995 Directors Stock Option Plan. Incorporated by reference to Exhibit
          10.12 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

   10.16* 1997 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997.

   10.17* 1997  Non-Employee   Director  Stock  Option  Plan.   Incorporated  by
          reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997.

Exhibit
No.                                 Description of Exhibit
-------                             ----------------------

   10.18 Asset Purchase Agreement dated November 22, 1995 between LinoGraphics and TX Unlimited, Inc. Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

   10.19 Stock Purchase Agreement dated as of August 9, 1995 among Jeffrey W. Leiderman, William E. Dye and Stephen J. McErlain. Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

   10.20 Share Purchase Agreement By Way of Deed dated as of August 9, 1995 among Jeffrey W. Leiderman, William E. Dye, Stephen J. McErlain and Anthony Manser. Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

   10.21 Asset Purchase Agreement dated as of August 2, 1996 by and among Unidigital Inc., Unidigital/Cardinal Corporation, Cardinal Communications Group Inc., C-Max Graphics, Inc., and each of Mark and Sheldon Darlow. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 19, 1996.

   10.22 Asset Purchase Agreement dated as of April 4, 1997 by and among Unidigital Inc., Unidigital/Boris Corporation, Boris Image Group, Inc., Leslie W. Brewer, II and Michael Hartnett. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997.

   10.23 Share Purchase Agreement by Way of Deed dated May 22, 1997 by and among Unidigital Inc., Elements (UK) Limited, Libra City Corporate Printing Limited, Francis Allen, Robin Bishop, Kenneth Dellow, Edward Tylee, Invesco English and International Trust, and Baronsmead Investment Trust. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 6, 1997.

   10.24 Asset Purchase Agreement dated as of March 25, 1998 by and among Unidigital Inc., Unison (NY), Inc., Kwik International Color, Ltd. and Richard J. Sirota. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 8, 1998.

   10.25 Agreement of Purchase and Sale dated as of August 3, 1998 by and among Unidigital Inc., Mega Art Corp., Ehud Aloni, Amit Primor, Jeffrey E. Rothman and Seligson, Rothman & Rothman. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 14, 1998.

Exhibit
No.                                 Description of Exhibit
-------                             ----------------------

   10.26 Agreement of and Plan of Merger dated as of October 30, 1998 by and among Unidigital Inc., Unison (NY), Inc., Hy Zazula Associates, Inc., Hyman Zazula, Steven Zazula, David Zazula and Gary Feigenbaum. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 16, 1998.

   10.27 Sales Ledger Financing Agreement between Barclays Commercial Service Limited and Elements (UK) Ltd.

   10.28 Barclays Treasury Loan dated June 26, 1998 between Barclays Bank PLC and the Regent Group Ltd.

   10.29 Subordinated Promissory Note dated March 25, 1998 of Unidigital Inc. payable to Kwik International Color, Ltd. in the principal amount of $750,000. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 8, 1998.

   10.30 Credit Agreement dated as of March 24, 1998 by and among Unidigital Inc., the lenders from time to time parties thereto and Canadian Imperial Bank of Commerce. Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated April 8, 1998.

   10.31 Amendment No. 2 to Credit Agreement dated as of October 30, 1998 by and among Unidigital Inc., and several lenders from time to time parties thereto and Canadian Imperial Bank of Commerce. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 16, 1998.

   10.32 Term Note dated March 24, 1998 of Unidigital Inc. payable to Canadian Imperial Bank of Commerce in the principal amount of $25,000,000. Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated April 8, 1998.

   10.33 Acquisition Note dated March 24, 1998 of Unidigital Inc. payable to Canadian Imperial Bank of Commerce in the principal amount of $5,000,000. Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K dated April 8, 1998.

   10.34 Revolving Credit Note dated March 24, 1998 of Unidigital Inc. payable to Canadian Imperial Bank of Commerce in the principal amount of $10,000,000. Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K dated April 8, 1998.

   10.35 Stock Pledge Agreement (U.S.) dated as of March 24, 1998 made by Unidigital Inc. in favor of Canadian Imperial Bank of Commerce. Incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K dated April 8, 1998.

   10.36 Mortgage dated as of March 24, 1998 made by Unidigital Inc. in favor of Canadian Imperial Bank of Commerce. Incorporated by reference to
          Exhibit 10.13 to the Company's Current Report on Form 8-K dated April 8, 1998.

Exhibit
No.                                 Description of Exhibit
-------                             ----------------------


   10.37 Security Agreement dated as of March 24, 1998 made by Unidigital Inc. in favor of Canadian Imperial Bank of Commerce. Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated April 8, 1998.

   10.38 Amendment to Security Agreement dated as of October 30, 1998 made by Unidigital Inc. in favor of Canadian Imperial Bank of Commerce. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 16, 1998.

   10.39 Subsidiaries Guarantee dated as of March 24, 1998 made by each of Unidigital Elements (NY), Inc., Unidigital Elements (SF), Inc., Unison
          (NY), Inc. and Unison (MA), Inc., in favor of Canadian Imperial Bank of Commerce. Incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated April 8, 1998.

   10.40 Intercreditor and Subordination Agreement dated as of March 25, 1998 by and among Kwik International Color, Ltd., Unidigital Inc. and Canadian Imperial Bank of Commerce. Incorporated by reference to
          Exhibit 10.16 to the Company's Current Report on Form 8-K dated April 8, 1998.

   10.41 Mortgage, Assignment of Leases and Rents and Security Agreement dated as of March 24, 1998 between Unidigital Inc. and Canadian Imperial Bank of Commerce. Incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated April 8, 1998.

      21  Subsidiaries of the Company.

      23  Consent of Ernst & Young LLP.

      27  Financial Data Schedule.

------------------------------

* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-KSB.

                                UNIDIGITAL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Auditors..............................................F-2

Consolidated Balance Sheets as of
  August 31, 1998 and 1997..................................................F-3

Consolidated Income Statements for the
  years ended August 31, 1998, 1997 and 1996................................F-4

Consolidated Statements of Cash Flows for the
  years ended August 31, 1998, 1997 and 1996................................F-5

Consolidated Statements of Stockholders' Equity
  for the years ended August 31, 1998, 1997 and 1996........................F-6

Notes to Consolidated Financial Statements..................................F-7

                         Report of Independent Auditors

The Board of Directors and Stockholders
Unidigital Inc.

     We have audited the consolidated balance sheets of Unidigital Inc. as of August 31, 1998 and 1997 and the consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unidigital Inc. at August 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1998 in conformity with generally accepted accounting principles.



November 19, 1998                                         Ernst & Young LLP
New York, New York

                                 Unidigital Inc.
                           Consolidated Balance Sheets

                                                                        AUGUST 31,
                                                              -------------------------------
                                                                   1998            1997
                                                              -------------------------------
ASSETS
Cash and cash equivalents                                     $    287,000    $  3,203,000
Accounts receivable, net of allowance of $331,000
  in 1998 and $266,000 in 1997                                  16,917,000       9,753,000
Deferred financing costs, net                                    1,013,000         464,000
Prepaid expenses                                                 2,727,000       1,529,000
Other current assets                                             3,360,000         766,000
                                                              -------------------------------
Total current assets                                            24,304,000      15,715,000
Property and equipment, net                                     14,591,000      11,899,000
Intangible assets, net                                          28,107,000       5,331,000
Other assets                                                       313,000          88,000
                                                              -------------------------------
Total assets                                                  $ 67,315,000    $ 33,033,000
                                                              ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                         $  8,571,000    $  5,182,000
Current portion of capital lease obligations                     1,935,000       1,998,000
Current portion of long-term debt                                3,610,000      10,018,000
Income taxes payable                                               887,000         551,000
Deferred income taxes                                              249,000               -
Loans and notes payable to stockholders                            155,000         155,000
                                                              -------------------------------
Total current liabilities                                       15,407,000      17,904,000

Capital lease obligations, net of current portion                2,830,000       2,876,000
Long-term debt, net of current portion                          33,978,000       2,128,000
Deferred income taxes                                              500,000         445,000
Loans and notes payable to stockholders, net of current
  portion                                                          207,000         207,000
                                                              -------------------------------
Total liabilities                                               52,922,000      23,560,000

Stockholders' equity:
  Preferred stock, par value $.01; 5,000,000 shares
    authorized; none issued and outstanding                              -               -
  Common stock, par value $.01; 10,000,000 shares
    authorized; 3,902,634 shares and 3,243,243 shares
    issued and outstanding in 1998 and 1997, respectively           39,000          32,000
  Additional paid-in capital                                     9,865,000       6,292,000
  Retained earnings                                              4,374,000       3,238,000
  Cumulative foreign translation adjustment                        115,000        (89,000)
                                                              -------------------------------
Total stockholders' equity                                      14,393,000       9,473,000
                                                              -------------------------------
Total liabilities and stockholders' equity                    $ 67,315,000    $ 33,033,000
                                                              ===============================




See notes to consolidated financial statements.

                                 Unidigital Inc.
                         Consolidated Income Statements

                                                                    YEAR ENDED AUGUST 31,
                                                      ---------------------------------------------------
                                                           1998              1997              1996
                                                      ---------------------------------------------------

REVENUES
Net sales                                              $ 47,389,000       $ 27,262,000      $ 11,660,000

EXPENSES
Cost of sales                                            25,305,000         14,450,000         5,622,000
Selling, general and administrative expenses             15,925,000          9,673,000         4,049,000
Expenses incurred due to restructuring                      771,000                 -                 -
                                                      ---------------------------------------------------
Total operating expenses                                 42,001,000         24,123,000         9,671,000
                                                      ---------------------------------------------------

Income from operations                                    5,388,000          3,139,000         1,989,000

Interest expense                                         (1,913,000)        (1,095,000)         (327,000)
Interest expense-deferred financing costs                (1,143,000)          (138,000)               -
Interest and other (expenses) income - net                  (75,000)            28,000           232,000
                                                      ---------------------------------------------------
Income before income taxes                                2,257,000          1,934,000         1,894,000

Provision for income taxes (including
   nonrecurring provision relating to
   termination of subchapter S status in 1996)              978,000            593,000         1,064,000
                                                      ---------------------------------------------------
Net income before extraordinary item                      1,279,000          1,341,000           830,000

  Extraordinary item - loss on early retirement of
    debt (net of income tax benefit of $137,000)           (143,000)                --                --
                                                      ---------------------------------------------------
  Net income                                           $  1,136,000       $  1,341,000      $    830,000
                                                       ==================================================

Basic earnings (loss) per common share:
  Earnings before extraordinary item                   $       0.36       $       0.42      $       0.31
  Extraordinary item                                          (0.04)                 -                 -
                                                       -------------------------------------------------
  Net income                                           $       0.32       $       0.42      $       0.31
                                                      ====================================================

Basic earnings (loss) per common share:
  Earnings before extraordinary item                   $       0.34       $       0.41      $       0.31
  Extraordinary item                                          (0.04)                --                --
  Net income                                           $       0.30       $       0.41      $       0.31
                                                      ====================================================

Shares used to compute net income per share:
  Basic                                                   3,530,836          3,212,098         2,643,828
                                                      ===================================================
  Diluted                                                 3,779,438          3,283,279         2,662,908
                                                      ===================================================

Pro forma income data (Notes 2 and 10):
  Historical income before income taxes                                                     $  1,894,000
  Pro forma adjustment for principal
    stockholder/officers' compensation                                                            73,000
                                                                                          ---------------
  Pro forma income before income taxes                                                         1,967,000
  Pro forma income taxes                                                                         795,000
                                                                                          ---------------
  Pro forma net income                                                                      $  1,172,000
                                                                                          ===============
  Pro forma net income per common share:
    Basic                                                                                   $       0.44
                                                                                          ===============
    Diluted                                                                                 $       0.44
                                                                                          ===============

See notes to consolidated financial statements.

                                 Unidigital Inc.

                      Consolidated Statements of Cash Flows

                                                                   YEAR ENDED AUGUST 31,
                                                       --------------------------------------------------
                                                            1998               1997              1996
                                                       --------------------------------------------------
OPERATING ACTIVITIES
Net income                                             $  1,136,000       $  1,341,000      $    830,000
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                         3,954,000          2,194,000         1,057,000
    Loss on sale of property and equipment                   11,000                  -                 -
    Provision for deferred income taxes                     300,000             24,000           415,000
    Provision for bad debts                                 115,000            102,000           104,000
    Stock compensation                                       50,000             50,000                 -
Changes in assets and liabilities net of effects
 of businesses acquired:
  Accounts receivable                                    (5,680,000)        (3,242,000)         (964,000)
  Prepaid expenses and other current assets              (2,393,000)        (5,046,000)         (566,000)
  Other assets                                           (1,354,000)          (171,000)          (22,000)
  Accounts payable and accrued expenses                   2,053,000          5,008,000           730,000
  Income taxes payable                                      310,000            229,000           (96,000)
                                                       --------------------------------------------------
Net cash (used in) provided by operating activities       (1,498,000)          489,000         1,488,000
                                                       --------------------------------------------------
INVESTING ACTIVITIES
Additions to property and equipment                      (1,571,000)        (1,368,000)       (1,279,000)
Proceeds from sale of property and equipment                 10,000                  -                 -
Business acquisitions                                   (21,802,000)        (5,529,000)       (1,777,000)
                                                       --------------------------------------------------
Net cash used in investing activities                   (23,363,000)        (6,897,000)       (3,056,000)
                                                       --------------------------------------------------
FINANCING ACTIVITIES
Payments of capital lease obligations                    (2,691,000)        (1,761,000)         (692,000)
Payments for cancellation of options                              -           (213,000)         (356,000)
Proceeds from long-term debt                             37,186,000          7,521,000         2,636,000
Payments of long-term debt                              (12,566,000)           (78,000)         (178,000)
Stockholder repayments                                            -                  -          (328,000)
Dividends paid                                                    -                  -          (750,000)
Proceeds from sale of common stock, net of
  issuance costs                                             20,000            (36,000)        5,224,000
                                                       --------------------------------------------------
Net cash provided by financing activities                21,949,000          5,433,000         5,556,000
                                                       --------------------------------------------------

Effect of foreign exchange rates on cash                     (4,000)            32,000           (29,000)
                                                       --------------------------------------------------
Net (decrease) increase in cash and cash equivalents     (2,916,000)          (943,000)        3,959,000
Cash and cash equivalents at beginning of year            3,203,000          4,146,000           187,000
                                                       --------------------------------------------------
Cash and cash equivalents at end of year               $    287,000       $  3,203,000      $  4,146,000
                                                       ==================================================
SUPPLEMENTAL DISCLOSURES
Interest paid                                          $  1,614,000       $  1,261,000      $    258,000
                                                       ==================================================
Income taxes paid                                      $    232,000       $    726,000      $    890,000
                                                       ==================================================
Non-cash transactions
Equipment acquired under capital lease obligations     $  1,797,000       $  1,711,000      $  1,014,000
                                                       ==================================================
Dividends payable as note                              $          -       $          -      $    498,000
                                                       ==================================================

See notes to consolidated financial statements.

                                 Unidigital Inc.
                 Consolidated Statements of Stockholders' Equity

                                                  ADDITIONAL                  FOREIGN         TOTAL
                                        COMMON      PAID-IN     RETAINED    TRANSLATION    STOCKHOLDERS'
                                        STOCK       CAPITAL     EARNINGS    ADJUSTMENT        EQUITY
--------------------------------------------------------------------------------------------------------

Balance at August 31, 1995
  (combined predecessors)              $ 3,000     $  163,000    $2,451,000   $ (12,000)     $ 2,605,000
Cost of cancellation of options to
  purchase an additional interest
  in Elements                                        (163,000)     (119,000)                    (282,000)
Exchange of S corporation stock         (3,000)                     (17,000)                     (20,000)
Formation (including merger of
  Elements (NY), Elements (UK) and
  Elements (SF))                        20,000                                                    20,000
Issuance of 1,150,000 shares of
  common stock in connection with
  the Initial Public Offering           12,000      5,213,000                                  5,225,000
Issuance of 39,216 shares of
  common stock in connection with
  the Unison (NY) asset acquisition                   250,000                                    250,000
Dividends paid                                                   (1,248,000)                  (1,248,000)
Net income                                                          830,000                      830,000
Foreign currency translation
  adjustment                                                                    (15,000)         (15,000)
                                     -------------------------------------------------------------------
Balance at August 31, 1996              32,000      5,463,000     1,897,000     (27,000)       7,365,000
Issuance of 45,480 shares of
  common stock in connection with
  the Unison (MA) asset acquisition                   249,000                                    249,000
Additional Initial Public Offering
  costs                                               (72,000)                                   (72,000)
Issuance of 400,000 warrants in
  connection with financing                           602,000                                    602,000
Issuance of 8,547 shares of common
  stock as employee compensation                       50,000                                     50,000
Net income                                                        1,341,000                    1,341,000
Foreign currency translation
  adjustment                                                                    (62,000)         (62,000)
                                     -------------------------------------------------------------------
Balance at August 31, 1997              32,000      6,292,000     3,238,000     (89,000)       9,473,000

Issuance of 649,841 shares of
  common stock in connection with
  the Kwik International Color
  asset acquisition                      7,000      3,403,000                                  3,410,000
Issuance of 6,051 shares of common
  stock as employee compensation                       50,000                                     50,000
Issuance  of 25,000 warrants in
  connection with investment
  banking services                                    100,000                                    100,000
Issuance of 3,499 shares of common
  stock in connection with
  exercise of stock options                            20,000                                     20,000
Net income                                                        1,136,000                    1,136,000
Foreign currency translation
  adjustment                                                                    204,000          204,000
                                     -------------------------------------------------------------------
Balance at August 31, 1998           $  39,000     $9,865,000    $4,374,000   $ 115,000     $ 14,393,000
                                     ====================================================================

See notes to consolidated financial statements.

                                 Unidigital Inc.

                   Notes to Consolida ted Financial Statements

                                 August 31, 1998

1. ORGANIZATION

Unidigital Inc., a Delaware corporation, is the parent holding company of six wholly-owned operating subsidiaries, Unidigital Elements (NY), Inc., ("Elements
(NY)"), Elements (UK) Limited ("Elements (UK)"), Unidigital Elements (SF), Inc., ("Elements (SF)"), Unison (NY), Inc., ("Unison (NY)"), Unison (MA), Inc., ("Unison (MA)"), and Mega Art Corp. ("Mega Art") which was acquired subsequent to August 31, 1998. Elements (NY) engages in the on-demand print and digital prepress business in New York City. Elements (UK) engages in the on-demand print and digital prepress business and, through its wholly-owned subsidiary, Regent Communications (UK) Limited ("Regent"), operates a financial digital print business in London. Elements (UK) also provides printing services to the London financial community. Elements (SF) owns and operates the San Francisco on-demand prepress business and retouching studio. Unison (NY) engages in the digital prepress and digital printing business services to advertising agencies and corporations in the New York City area. Unison (MA) engages in the business of digital imaging and photographic processing in the Boston area.

In February 1996, Unidigital completed an Initial Public Offering (the "PI") of 1,150,000 shares of its Common Stock at a price of $6.00 per share, realizing aggregate net proceeds of approximately $5,200,000. The Company used a portion of the net proceeds of the PI to repay certain indebtedness under the Company's credit facilities.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned  subsidiaries.   All  significant  intercompany  accounts  and
transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives ranging from: three years for vehicles and computer software, five to seven years for machinery and equipment, furniture and office equipment, 40 years for real property including related improvements and leasehold improvements over the lesser of the estimated useful life of the leasehold improvement or the term of the related lease.

INTANGIBLE ASSETS

Intangible assets represent the excess of purchase price over the fair value of the net tangible assets acquired, ("goodwill"), which is being amortized over 15 to 25 years. Amortization of approximately $797,000, $269,000 and $67,000 was recorded for the years ended August 31, 1998, 1997 and 1996, respectively.
Accumulated amortization at August 31, 1998 and 1997 was approximately $1,133,000 and $336,000, respectively.

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

FOREIGN CURRENCY TRANSLATION

The portion of the Company's financial statements relating to the United Kingdom operations are translated into U.S. dollars using period exchange rates ((pound)1= $1.67 and $1.62 at August 31, 1998 and 1997, respectively, for balance sheet accounts) and average exchange rates ((pound)1= $1.66, $1.64 and $1.55 for the years ended August 31, 1998, 1997 and 1996, respectively, for the income statement accounts). The translation difference is reflected as a separate component of stockholders' equity.

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

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriately, restated to conform to the Statement 128 requirements.

SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 superseded FASB Statement 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about product and services, geographic areas, and major customers. Effective August 31, 1998, the Company adopted Statement 131 which did not affect results of operations or financial position, but did effect the disclosure of segment information. See Note 14.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 must first be applied in

                                 Unidigital Inc.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

the first quarter of fiscal years that begin after June 15, 1999, and in general, requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. Management has not completed its review of SFAS No. 133 but does not anticipate that it will have a material affect on the Company's consolidated financial statements.

3. ACQUISITIONS

As part of the purchase of Regent in March 1995, two of its former stockholders were each granted an option to acquire for (pound)50,000 an additional 6-1/2% share interest in Elements exercisable upon a public floatation of its stock. In November 1995, the options were canceled in consideration for payments of approximately (pound)180,000 (approximately $282,000).

In March 1996, the Company purchased certain assets for $170,000 and assumed certain liabilities aggregating $140,500 of TX Unlimited Inc., a San Francisco, California based graphics arts company. The purchase price included an $85,000 payment at closing and a $85,000 note.

In August 1996, the Company acquired certain assets of Cardinal Communications Group, Inc. and C-Max Graphics, Inc. The purchase price included cash payments of $1,450,000, issuance of $250,000 of restricted Common Stock of the Company (39,216 shares) and the assumption of certain liabilities. During 1997, the final determination of the fair value of the net assets acquired were completed. The final purchase price of $2,040,000, which includes costs incurred in connection with the acquisition approximated the fair value of the net tangible assets acquired. The purchase agreement requires additional payments based on the future five year performance. The potential earn-out will be recorded as additional purchase price when earned.

In April 1997, the Company purchased certain assets and assumed certain liabilities of Boris Image Group, Inc. The aggregate purchase price consisted of the following: (i) cash payments of $1,725,000; (ii) an aggregate of $300,000 in guaranteed future payments of Boris Image Group and its management team; (iii) $250,000 in restricted common Stock of the Company (45,480 shares); (iv) an earn-out payment of up to $500,000 payable 90 days after the end of the Company's 1998 fiscal year; and (v) options to purchase 50,000 shares of the Company's common stock at fair market value. The total purchase price of $2,511,000, which includes costs incurred in connection with the acquisition, exceeded the net tangible net assets

                                 Unidigital Inc.

3. ACQUISITIONS (CONTINUED)

acquired by approximately $2,601,000, which has been recorded as goodwill. The potential earn-out will be recorded as additional purchase price when earned.

In May 1997, the Company acquired all of the issued and outstanding capital stock of Libra City Corporate Printing Limited ("Libra"). The aggregate purchase price consisted of cash payments of (pound)1,823,750 (approximately $2,972,000) and an earn-out payment of up to (pound)500,000 (approximately $815,000). The total purchase price of approximately (pound)2,208,000 (approximately $3,577,000), which includes costs incurred in connection with the acquisition, exceeded the tangible net assets acquired by approximately (pound)1,280,000 (approximately $2,074,000), which has been recorded as goodwill. Libra's operations subsequently were consolidated with the operations of Regent.

In March 1998, the Company purchased certain assets and assumed certain liabilities of Kwik International Color, Ltd. The aggregate purchase price consisted of the following: (i) cash payments of $20,590,000; (ii) note payable in the principal amount of $750,000; and (iii) $3,410,000 in restricted common stock of the Company (649,841 shares). The total purchase price of $25,458,000, which includes costs incurred in connection with the acquisition, exceeded the net tangible assets acquired by approximately $22,107,000, which has been recorded as goodwill. Of the purchase price, $1,000,000 in cash and 190,589 shares of restricted Common Stock of the Company is being held in escrow for a period of two years to satisfy any indemnification claims.

In July 1998, Regent purchased certain assets of Five Star Finishers, Ltd. The total purchase price consisted of a cash payment of (pound)325,000 (approximately $543,000). The purchase price approximated the fair value of the tangible assets acquired.

During the year ended August 31, 1998 the Company recorded approximately $1,249,000 of additional goodwill relating to earn-outs achieved. At August 31, 1998 the maximum remaining potential earn-out relates to the Cardinal Group and C-Max Graphics, Inc., aggregating $600,000.

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

                                                          AUGUST 31,
                                                   1998              1997
                                             ----------------------------------

Net sales                                    $  54,615,000      $  48,837,000
Net income (loss)                            $     691,000      $    (39,000)
Net income per share:
     Basic                                   $        0.17      $      (0.01)
     Diluted                                 $        0.16      $      (0.01)

4. RESTRUCTURING CHARGES

During the third and fourth quarter of fiscal 1998, management authorized and committed the Company to: (i) consolidate Elements (NY) and Unison (NY) operations in connection with the acquisition of Kwik international Color, Ltd.; and (ii) reduce the staff providing financial printing services at Regent, respectively. In connection with the consolidation and reduction of a service line the Company incurred approximately $305,000 of termination benefits relating to the termination of 35 employees providing similar services and incurred facility exit costs of approximately $466,000, including $90,000 related to write-downs of leasehold improvements. At August 31, 1998 all termination benefits have been paid and included in accounts payable is approximately $78,000 of facility exit costs.

                                Unidigital Inc.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                         AUGUST 31,
                                                  1998             1997
                                             ---------------------------------

Buildings                                        $ 2,252,000      $ 2,173,000
Machinery and equipment                           15,133,000       10,163,000
Furniture and office equipment                     1,187,000        1,694,000
Computer software                                  1,438,000        1,219,000
Leasehold improvements                             1,565,000          719,000
Vehicles                                             163,000          192,000
                                             ----------------------------------
Total                                             21,738,000       16,160,000
Less accumulated depreciation and
  amortization                                    (7,147,000)      (4,261,000)
                                             ----------------------------------
                                                 $14,591,000      $11,899,000
                                             ==================================

                                 Unidigital Inc.
             Notes to Consolidated Financial Statements (continued)
6. LONG-TERM DEBT
Long-term debt consists of the following:

                                                           FACILITY
                                                            AMOUNT             AMOUNT OUTSTANDING
                                                          AUGUST 31,                AUGUST 31,
                                                             1998              1998          1997
                                                         ---------------------------------------------
Credit facilities in the United Kingdom; interest at
  the bank's overdraft rate plus 3%; facility amount
  was approximately (pound)1,145,000 ($1,969,400)                                          $ 1,784,000
Credit facilities in the United Kingdom; interest at
  the bank's overdraft rate plus 2%; facility amount
  is approximately (pound)2,300,000 ($3,840,000)           $ 3,840,000         $  2,135,000
Revolving line of credit; interest at Alternate Base
  Rate or Adjusted LIBO Rate, as defined, plus  1/4%
  in the United States plus 2.25% in the United
  Kingdom                                                                                    1,725,000
Term loan, matures September 1997; monthly interest
  at prime                                                                                  1,400,000
Lines of credit; interest at Alternate Base Rate or
  Adjusted LIBO Rate, as defined, plus 1/4% in the
  United States, plus 2.25% in the United Kingdom                                           2,710,000
Term loan, matures in March 2003; payable in sixteen
  quarterly installments ranging from $750,000 to
  $1,500,000, commencing in June  1999, with a
  balloon payment of $7,000,000 in March 2003, plus
  interest at the Base Rate or at the Eurodollar Rate,
  as defined, plus an Applicable Margin, as defined,
  ranging from 0.75% to 3.0%                                25,000,000      25,000,000
Revolving line of credit; matures in March 2003,
  interest at the Base Rate or at the Eurodollar Rate,
  as defined, plus an Applicable Margin, as defined,
  ranging from 0.75% to 3.0%                                10,000,000       8,435,000
Acquisition line of credit; matures in March 2003,
  payable in eleven quarterly installments of 5.0%
  of the outstanding balance in March 2000 commencing
  in June 2000 and one installment of 45.0% of the
  outstanding balance in March 2000, plus interest at
  the Base Rate or at the Eurodollar Rate, as defined,
  plus an Applicable  Margin, as defined,  ranging from
  0.75% to 3.0%                                              5,000,000
SBA loan; monthly payments of $3,665, interest at prime
  rate plus 2.74%                                                                             334,000
Installment note due seller of Elements (SF); payable
  in eight quarterly installments of $11,600 including
  interest at 6%                                                                11,000         43,000
Loans from private investors, beginning in May 1997,
  originally maturing between May 2002 and August 2002;
  interest at 10% for first six months, 11% for second
  six months and 12% thereafter                                                             4,000,000
Installment note due seller of Unison (MA), matures in
  January 1999, payable in two annual installments of
  $75,000 including interest at 8.0%                                            75,000        150,000


Notes payable for certain equipment, maturing on dates
  between October, 1998 and September, 2003, payable
  in monthly installments of $22,000 until October
  1998 and $14,000 thereafter, including interest at
  8.54% and 8.4%, respectively.                                                618,000
Treasury loan facility in United Kingdom, Matures in
  July 2001, payable in monthly installments of
  $19,000 plus interest of LIBOR, as defined, plus the
  Banks Margin of 2.4%                                                         651,000
Note payable, payable in monthly installments of
  approximately $1000 including interest at 10.35%                              17,000
Installment note due seller of Kwik International;
  matures in April 2001, payable in thirty-six monthly
  installments of approximately $21,000 including
  interest at 5.7%                                                             646,000
                                                                           --------------------------
                                                                            37,588,000     12,146,000
Less current portion                                                         3,610,000     10,018,000
                                                                           --------------------------
                                                                           $33,978,000    $ 2,128,000
                                                                           ==========================

In March 1998, the Company terminated its existing bank financing facilities and entered into borrowing arrangements with Canadian Imperial Bank of Commerce ("CIBC") in the aggregate amount of $40,000,000, consisting of a: (i) $25,000,000 term loan; (ii) $10,000,000 revolving line of credit facility which is available for working capital purposes; and (iii) $5,000,000 credit facility which is available for corporate acquisition purposes. Such credit facilities are guaranteed by the Company's United States subsidiaries. In addition, the Company pledged all of its equity interests in its United States subsidiaries and two-thirds of its equity interests in its wholly-owned United Kingdom subsidiary as collateral for such credit facilities. The credit facilities contain covenants which require the Company to maintain certain earnings and debt to earnings ratio requirements based on the combined operations of the Company and its subsidiaries. The Company's agreement with CIBC restricts the Company's ability to pay dividends. The credit facilities are secured by a first priority lien on all of the assets of the Company and its subsidiaries.

The Company utilized proceeds of the borrowings from CIBC to prepay the $4,000,000 of loans from private investors. In connection therewith, the Company recorded an extraordinary loss of $143,000, net of income tax benefit of $137,000 related to the write-off of deferred financing costs.

As of August 31, 1998, the Company's line of credit with its London bank provides for combined lines of credit of (pound)2,300,000 (approximately $3,840,000) for working capital for its United Kingdom operations. Such credit facility was increased from (pound)1,400,000 (approximately $2,340,000) on May 13, 1998. The line of credit is renewable annually and contains covenants which require the Company's United Kingdom subsidiaries to maintain a minimum net worth of (pound)500,000, limit borrowings up to specified amounts of accounts receivable, as defined, and are guaranteed by the Company for the principal amount of up to (pound)500,000. Amounts outstanding are collateralized by substantially all of the Company's United Kingdom assets.

                                 Unidigital Inc.
             Notes to Consolidated Financial Statements (continued)

6. LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows:

                                               AUGUST 31, 1998
                                              -----------------

     Year ending August 31
      1999                                     $  3,610,000
      2000                                        4,123,000
      2001                                        5,740,000
      2002                                        6,416,000
      2003                                       17,699,000
                                              -----------------
                                               $ 37,588,000
                                              =================
7. OBLIGATIONS UNDER CAPITAL LEASES

The Company leases certain property and equipment which have been classified as capital leases. At August 31, 1998 the cost and accumulated depreciation and amortization of such assets was approximately $9,746,000 and $3,023,000, respectively. At August 31, 1997 the cost and accumulated depreciation and amortization of such assets was approximately $7,179,000 and $1,080,000, respectively.

                                               AUGUST 31, 1998
                                              -----------------
     Year ending August 31,
      1999                                     $  2,306,000
      2000                                        1,764,000
      2001                                          927,000
      2002                                          311,000
      2003                                          153,000
                                              -----------------
     Total                                        5,461,000
     Less amount representing interest             (696,000)
                                              -----------------
     Present value of minimum lease payments      4,765,000
     Less current maturities                      1,935,000
                                              -----------------
                                               $  2,830,000
                                              =================

                                 Unidigital Inc.

8. LOANS AND NOTES PAYABLE TO STOCKHOLDERS

Loans payable to stockholders consist of two loans aggregating approximately $362,000 of which approximately $155,000 is payable on demand and approximately $207,000 is due in November 1999. The loans bear interest at 8% per annum.

9. STOCK OPTIONS

Unidigital's Board of Directors has adopted, and the stockholders of Unidigital have approved the following stock option plans: (i) the 1995 Unidigital Inc. Long-Term Stock Investment Plan (the "1995 Stock Plan"); (ii) the 1995 Directors Stock Option Plan (the "1995 Directors Plan"); (iii) the 1997 Equity Incentive Plan (the "1997 Plan"); and (iv) the 1997 Non-Employee Director Stock Option Plan (the "1997 Non-Employee Director Plan"), collectively, the ("Stock Option Plans"). The total aggregate number of shares of Common Stock for which options may be granted under the Stock Option Plans is 875,000.

Under the Stock Option Plans as of August 31, 1998, the Company has committed to grant options to purchase Common Stock as follows: (i) 226,717 shares at exercise prices ranging from $4.50 to $7.75 per share, vesting six months after the date of grant under the 1995 Stock Plan; (ii) no shares have been granted under the 1995 Directors Plan; (iii) 410,199 shares at exercise prices ranging from $5.25 to $9.63 per share, vesting, in part, on the date of grant under the 1997 Plan and; (iv) 15,000 shares at an exercise prices ranging from $5.13 to $5.53 per share, vesting three months from the date of grant under the 1997 Non-Employee Director Plan. All stock options were issued at fair market value at the date of grant and have a ten year term. The options terminate upon termination of employment.

In connection with the acquisition of Elements (UK), a former shareholder was issued options, outside the plans, which expire in February 2002, to purchase 50,000 shares of Unidigital Common Stock at an exercise price of $6.00 per share.

                                 Unidigital Inc.

9. STOCK OPTIONS (CONTINUED)

A summary of the Company's stock option activity, and related information for the years ended August 31, 1998, 1997 and 1996 is as follows:

                                                            WEIGHTED AVERAGE
                                             OPTIONS         EXERCISE PRICE
                                          --------------------------------------

Outstanding--September 1, 1995                 50,000            $ 6.00
Granted                                       160,167              6.75
                                          --------------------------------------
Outstanding--August 31, 1996                  210,167              6.57
Granted                                       174,103              4.88
Forfeited                                     (28,500)             6.75
                                          --------------------------------------
Outstanding--August 31, 1997                  355,770              5.73
Granted                                       384,999              6.89
Exercised                                      (3,499)             5.82
Forfeited                                     (74,204)             6.62
                                          --------------------------------------
Outstanding--August 31, 1998                  663,066            $ 6.31
                                          ======================================
Exercisable--August 31, 1998                  409,733            $ 5.93
                                          ======================================

Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for August 31, 1998, 1997 and 1996:

                                                              AUGUST 31,
              ASSUMPTION                        1998             1997            1996
                                            ----------------------------------------------

 Risk-free rate                              5.5 - 6.9%       5.9 - 6.9%      6.7 - 6.9%
 Dividend yield                                  -                -               -
 Volatility factor of the expected market
   price of the Company's common stock        .4 - 1.1         .4 - .6            .6
 Average life                                  5 years         5 years          5 years

                                 Unidigital Inc.

9. STOCK OPTIONS (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company's pro forma information is as follows:

                                                              AUGUST 31,
                                       ---------------------------------------------------------
                                             1998                1997               1996
                                       ---------------------------------------------------------

      Pro forma net income               $   954,000        $ 1,142,000           $ 524,000
      Pro forma net income per share:
             Basic                           $  0.27            $  0.36             $  0.20
             Diluted                         $  0.25            $  0.35             $  0.20

The weighted average fair value of options granted during the years ended August 31, 1998, 1997 and 1996 were $4.46, $2.50 and $3.13, respectively. The weighted average remaining contractual life of the options outstanding at August 31, 1998 is 8.49 years.

                                 Unidigital Inc.

10. INCOME TAXES

The following comprises income tax expense:

                                                   YEAR ENDED AUGUST 31,
                                           1998             1997            1996
                                      ------------------------------------------------

U.S. income taxes:
  Current                               $  239,000       $    9,000      $   437,000
  Deferred                                 249,000           44,000          358,000
                                      ---------------- --------------- ---------------
                                           488,000           53,000          795,000
                                      ---------------- --------------- ---------------
United Kingdom income taxes:
  Current                                  302,000          538,000          212,000
  Deferred                                  51,000            2,000           58,000
                                      ---------------- --------------- ---------------
                                           353,000          540,000          270,000
                                      ================ =============== ===============
Total                                   $  841,000       $  593,000      $ 1,064,000
                                      ================ =============== ===============

The following reconciles income tax expense, computed at the statutory United States Federal corporate rate, to income tax expense:

                                                          YEAR ENDED AUGUST 31,
                                                     1998          1997          1996
                                               ------------------------------------------
Income taxes at United States Federal            $  623,000    $  644,000    $   644,000
  statutory rate
State and local income taxes                         95,000        56,000        149,000
Nondeductible expenses and differences
  between United States and United Kingdom
  tax rates                                         123,000      (107,000)        16,000
Effect of Subchapter S status                             -             -       (112,000)
Effect of termination of Subchapter S
  election                                                -             -        367,000
                                               ------------------------------------------
Total                                            $  841,000    $  593,000    $ 1,064,000
                                               ==========================================

                                 Unidigital Inc.

10. INCOME TAXES (CONTINUED)

The liability for deferred income taxes is based on U.S. and United Kingdom income tax rates applied to temporary differences in the recognition of income and expenses for income tax and financial accounting purposes as follows:

                                                     YEAR ENDED AUGUST 31,
                                               1998          1997           1996
                                         ------------------------------------------

   Deferred tax liabilities:
     Use of cash basis for United
      States income tax purposes           $    88,000    $   175,000    $   316,000
     Difference in depreciation and
      amortization methods                     905,000        591,000        261,000
                                          -------------------------------------------
   Total deferred tax liability                993,000        766,000        577,000
   Less deferred tax asset:
    Allowance for doubtful accounts           (143,000)      (122,000)       (60,000)
    Other                                     (105,000)      (199,000)             -
                                          -------------------------------------------
   Net deferred tax liability              $   745,000    $   445,000    $   517,000
                                          ===========================================

As part of the Company's initial public offering in February 1996, Elements (NY) terminated its S Corporation election. Elements (NY) previously filed federal and state income tax returns under Subchapter S of the Internal Revenue Code in which its income was reportable by and taxed to its stockholders. Accordingly, $367,000 of federal, state and local income taxes, applicable to temporary differences in the recognition of income and expenses for financial accounting and income tax reporting purposes existing at February 1, 1996, was recorded and charged to operations for the year ended August 31, 1996. These non-recurring charges result solely from the termination of the Subchapter S status in the United States. Subsequent to February 1, 1996 income taxes on U.S. earnings are taxed at the federal, state and local levels, whereas previously, only local income taxes on U.S. earnings were payable at the corporate level.

                                 Unidigital Inc.

11. STOCKHOLDERS' EQUITY

SHARES RESERVED

As of August 31, 1998, the Company has reserved for issuance approximately 1,439,000 shares of Common Stock as follows: (i) 872,000 shares of Common Stock upon exercise of options granted or to be granted under its Stock Option Plans;
(ii) issuance of 50,000 shares of Common Stock upon exercise of options granted in connection with the acquisition of Elements (UK) (see Note 9); (iii) 92,000 shares of Common Stock upon exercise of warrants issued to the managing underwriter in connection with the PI, exercisable at a price of $7.20 per share for a period of four years commencing in February 1997; (iv) 400,000 shares of Common Stock upon exercise of warrants issued in connection with loans to the Company; and (v) 25,000 shares of Common Stock issuable upon exercise of warrants issued to CIBC Oppenheimer in connection with the Company's engagement of CIBC Oppenheimer as its investment banker.

12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                      YEAR ENDED AUGUST 31,
                                              1998           1997           1996
                                         -------------------------------------------
 Numerator for basic and diluted
  earnings per share-net income
  available for common stockholders        $1,136,000    $1,341,000       $  830,000
                                         ===========================================
Denominator:
Denominator for basic earnings per
share weighted average shares               3,530,836     3,212,098        2,643,828
Effect of dilutive securities:
Stock options                                  74,971        34,760           19,080
Warrants                                      173,631        36,421               -
                                         -------------------------------------------
Denominator for diluted earnings per
share-adjusted weighted average
shares and assumed conversions              3,779,438     3,283,279        2,662,908
                                         ===========================================

                                 Unidigital Inc.

12. EARNINGS PER SHARE (CONTINUED)

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                                       YEAR ENDED AUGUST 31,
                                                1998          1997            1996
                                       -------------- -------------- --------------
     Stock options                             41,000       125,000           75,000
     Warrants                                 117,000        92,000           92,000

13. COMMITMENTS

The Company leases their premises under operating lease agreements which expire at various dates through February 2009. The Company also leases certain production equipment under operating leases which expire at various dates through August 2001.

Aggregate minimum rental payments for premises and equipment under operating leases are approximately as follows:

                                             TOTAL        PREMISES          EQUIPMENT
                                         --------------------------------------------

    Year ending August 31,
     1998                                 $ 2,074,000    $1,522,000      $   552,000
     1999                                   1,820,000     1,344,000          476,000
     2000                                   1,603,000     1,332,000          271,000
     2001                                   1,362,000     1,362,000               -
     2002                                   1,161,000     1,161,000               -
     Thereafter                             4,444,000     4,444,000               -
                                         --------------------------------------------
    Total                                 $12,464,000    $11,165,000     $ 1,299,000
                                         ============================================

Aggregate rental expense for the years ended August 31, 1998, 1997 and 1996 approximated $1,077,000, $515,000 and $378,000, respectively.

                                 Unidigital Inc.

14. SEGMENT INFORMATION

The Company's reportable segments are divisions that offer different products and services. The reportable segments are each managed separately because they produce and distribute distinct products with different production processes. The Company has four reportable segments: large format, financial and digital print, high end prepress and on-demand print and prepress. The Company's large format division consists of Unison (MA) which provides digital imaging and photographic processing in the Boston area. The Company's financial and digital print division consists of Regent and provides financial digital print business and printing services in London. The Company's high end prepress division consists of Unison (NY) which provides digital prepress and digital printing to advertising agencies and corporations in the New York City area. The Company's on-demand print and prepress consists of Elements (NY), Elements (UK) and Elements (SF) which provides on-demand print, digital prepress and retouching in New York, London and San Francisco. In addition the Company also has geographic segments: United States and United Kingdom.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at the Company's cost; there is no intercompany profit or loss on intersegment sales or transfers.

The following summarizes the operations by geographic segment for the years ended August 31, 1998, 1997 and 1996:

                                                            AUGUST 31,
                                  1998                         1997                         1996
                          ---------------------- ----------------------------- ---------------------------
                         UNITED        UNITED         UNITED        UNITED          UNITED       UNITED
                         STATES        KINGDOM        STATES        KINGDOM         STATES       KINGDOM
                         ---------------------------------------------------------------------------------
Net sales             $31,526,000   $15,863,000    $16,293,000    $10,969,000    $ 5,561,000   $ 6,099,000
Income from
 operations             4,514,000       874,000      1,200,000      1,939,000        763,000     1,226,000
Identifiable assets    56,528,000    10,787,000     24,309,000      8,724,000     13,334,000     4,290,000
Depreciation and
 amortization           2,743,000     1,211,000      1,315,000        879,000        588,000       469,000
Capital expenditures    2,459,000       909,000      1,983,000      1,096,000        856,000     1,437,000

                                 Unidigital Inc.

14. SEGMENT INFORMATION  (CONTINUED)

The following summarizes operations by industry segment for the years ended August 31, 1998, 1997 and 1996:

                                                            AUGUST 31, 1998
                              ----------------------------------------------------------------------------

                                                                               ON DEMAND
                                                 FINANCIAL       HIGH END      PRINT AND
                               LARGE FORMAT     AND DIGITAL      PREPRESS      PREPRESS
                                  SEGMENT      PRINT SEGMENT      SEGMENT       SEGMENT          TOTAL
                              ---------------- -------------- ------------- -------------- ---------------
Net sales                       $ 9,275,000     $10,836,000    $ 8,154,000   $ 19,124,000    $ 47,389,000
Income from
  operations                        950,000         122,000      2,236,000      2,080,000       5,388,000
Identifiable assets              18,763,000      10,461,000      9,701,000     28,390,000      67,315,000
Depreciation and
  amortization                      940,000         570,000        622,000      1,822,000       3,954,000
Capital expenditures                329,000         827,000        130,000      2,082,000       3,368,000

                                                            AUGUST 31, 1997
                              ----------------------------------------------------------------------------

                                                                               ON DEMAND
                                                 FINANCIAL       HIGH END      PRINT AND
                               LARGE FORMAT     AND DIGITAL      PREPRESS      PREPRESS
                                  SEGMENT      PRINT SEGMENT      SEGMENT       SEGMENT          TOTAL
                              ---------------- -------------- ------------- -------------- ---------------

Net sales                       $ 3,227,000     $ 6,460,000    $         -   $ 17,575,000    $ 27,262,000
Income from
  operations                        655,000         405,000              -      2,079,000       3,139,000
Identifiable assets               6,651,000       5,119,000              -     21,263,000      33,033,000
Depreciation and
  amortization                      319,000         284,000              -      1,591,000       2,194,000
Capital expenditures                147,000         706,000              -      2,226,000       3,079,000

                                                            AUGUST 31, 1996
                              ----------------------------------------------------------------------------

                                                                               ON DEMAND
                                                 FINANCIAL      HIGH END       PRINT AND
                               LARGE FORMAT     AND DIGITAL     PREPRESS       PREPRESS
                                  SEGMENT      PRINT SEGMENT     SEGMENT        SEGMENT          TOTAL
                              ----------------------------------------------------------------------------

Net sales                       $         -     $ 2,274,000    $         -    $ 9,386,000    $ 11,660,000
Income from
  operations                              -         137,000            -        1,852,000       1,989,000
Identifiable assets                       -       2,610,000            -       15,014,000      17,624,000
Depreciation and
 amortization                             -         202,000            -          855,000       1,057,000
Capital expenditures                      -         612,000            -        1,681,000       2,293,000

                                 Unidigital Inc.

15. EMPLOYEE BENEFIT PLAN

The Company adopted a 401(k) Plan effective January 1, 1996, in which substantially all of the Company's U.S. employees are eligible to participate. Although the Plan provides for discretionary employer contributions, there were none for the years ended August 31, 1998, 1997 and 1996.

16. SUBSEQUENT EVENTS

On September 2, 1998, the Company purchased certain assets and assumed certain liabilities of Mega Art Corporation. The aggregate purchase price consists of
(i) cash payments of $5,800,000, (ii) issuance of 754,148 shares of restricted Common Stock of the Company ($5,000,000), (iii) a potential earn-out payment of $1,200,000 payable 180 days after the date of purchase and (iv) a potential earn-out payment of $1,200,000 and $1,200,000 of Common Stock payable in November 1999. The Company funded the cash portion of the purchase price from their revolving line of credit.

On October 30, 1998, the Company purchased certain assets and assumed certain liabilities of Hy Zazula Associates, Inc. The aggregate purchase price consists cash of $2,275,000 and the issuance of 433,076 shares of in restricted Common Stock of the Company ($2,275,000). The Company funded the cash portion of the purchase price from their revolving line of credit. Of the purchase price, $150,000 in cash and 28,552 shares of restricted Common Stock ($150,000) is being held in escrow for a period of two years to satisfy any indemnification claims.

In November 1998, the Company sold one of its three floors in a building for $800,000 and entered into letters of intent to sell the remaining two floors for $1,900,000.

                          Report of Independent Auditor

We have audited the consolidated financial statements of Unidigital, Inc., as of August 31, 1998 and 1997, and for each of the three years in the period ended August 31, 1998 and have issued our report thereon dated November 19, 1998 (included elsewhere in this Annual Report). Our audits also included the financial statement schedule listed in item 14(a) of this Annual Report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                          Ernst & Young LLP


November 19, 1998
New York, New York

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 UNIDIGITAL INC.


----------------------------------------------------------------------------------------------

                                                        Additions -   Deductions
                                          Balance at    Charged to    - Write-off       Balance at
                                          Beginning      Costs and    of Accounts         End of
              Description                 of Period      Expenses      Receivable        Period

---------------------------------------- ------------- -------------- ------------ -------------
YEAR ENDED AUGUST 31, 1998
 Reserves and allowances deducted
 from asset accounts:
   Allowance for uncollectible
   accounts                               $  266,000    $ 115,000      $  50,000        $ 331,000

YEAR ENDED AUGUST 31, 1997
 Reserves and allowances deducted
 from asset accounts:
   Allowance for uncollectible
   accounts                               $  201,000    $ 102,000      $  37,000        $ 266,000

YEAR ENDED AUGUST 31, 1997
 Reserves and allowances deducted
 from asset accounts:
   Allowance for uncollectible
   accounts                               $  110,000    $ 104,000      $  13,000        $ 201,000
