Form 10-Q
period 1998-11-30
UNIDIGITAL INC
filed 1999-01-19
CIK 1003934

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1998
                         Commission file number 0-27664


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

                   Yes: X                            No:
                       ---                              ---

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of December 31, 1998:

Class                                                Number of Shares
-----                                                ----------------
Common Stock,  $.01 par value                            5,247,248

     Transitional Small Business Disclosure Format (check one):

                   Yes:                              No: X
                       ---                              ---

                        UNIDIGITAL INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                      Page
PART I       FINANCIAL INFORMATION

     Item 1. Financial Statements.......................................1

          CONSOLIDATED BALANCE SHEETS
          as at November 30, 1998 (unaudited) and
          August 31, 1998 (audited).....................................2

          CONSOLIDATED INCOME STATEMENTS
          For the Three Months Ended November 30, 1998 and
          November 30, 1997 (unaudited).................................3

          CONSOLIDATED  STATEMENT  OF CASH  FLOWS
          For the Three  Months  Ended
          November 30, 1998 and November 30, 1997
          (unaudited)...................................................4

          NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS (unaudited)........................................5

     Item 2. Management's Discussion and Analysis
             or Plan of Operation......................................13

          General......................................................13

          Results of Operations........................................13

          Liquidity, Capital Resources and Other Matters...............15

 PART II      OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds.................20

     Item 6. Exhibits and Reports on Form 8-K..........................21

SIGNATURES.............................................................25

                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements


                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                        November 30,     August 31,
                                                                           1998            1998
                                                                        ------------     ----------
                                                                        (unaudited)
                          ASSETS

Current assets:
  Cash and cash equivalents......................................       $    886,000     $   287,000
  Accounts receivable (less allowance for doubtful
   accounts of $649,000 and $331,000 at
   November 30, 1998 and August 31, 1998, respectively)..........         22,695,000      16,917,000
  Deferred financing costs, net..................................          1,453,000       1,013,000
  Prepaid expenses...............................................          4,479,000       2,727,000
  Other current assets...........................................          3,193,000       3,360,000
                                                                        ------------     -----------
     Total current assets........................................         32,706,000      24,304,000
                                                                        ============     ===========

Property and equipment, net......................................         17,314,000      14,591,000
Intangible assets, net...........................................         59,104,000      28,107,000
Other assets.....................................................            606,000         313,000
                                                                        ------------     -----------
     Total assets................................................       $109,730,000     $67,315,000
                                                                        ============     ===========

                          LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses..........................       $ 10,747,000     $ 8,571,000
  Current portion of capital lease obligations...................          2,499,000       1,935,000
  Current portion of long-term debt..............................          5,183,000       3,610,000
  Income taxes payable...........................................          1,556,000         887,000
  Deferred income taxes..........................................            272,000         249,000
  Loans and notes payable to stockholders........................            435,000         155,000
                                                                        ------------     -----------
     Total current liabilities...................................         20,692,000      15,407,000


Capital lease obligations, net of current portion................          4,682,000       2,830,000
Long-term debt, net of current portion...........................         59,688,000      33,978,000
Deferred income taxes............................................            491,000         500,000
Loans and notes payable to stockholders, net of current portion..            207,000         207,000
                                                                         -----------      ----------
     Total liabilities...........................................         85,760,000      52,922,000
                                                                         -----------      ----------

                     STOCKHOLDERS' EQUITY
Preferred stock -- authorized 5,000,000 shares,
  $.01 par value each; none issued or outstanding................                 --              --
Common stock -- authorized 10,000,000 shares,
  $.01 par value each; 5,247,248 shares and 5,089,085 shares issued and outstanding at November 30, 1998 and
  August 31, 1998, respectively..................................             53,000          39,000
Additional paid-in capital.......................................         19,140,000       9,865,000
Retained earnings................................................          4,745,000       4,374,000
Cumulative foreign translation adjustment........................             32,000         115,000
                                                                         -----------      ----------
     Total stockholders' equity..................................         23,970,000      14,393,000
                                                                         -----------      ----------
     Total liabilities and stockholders' equity..................       $109,730,000     $67,315,000
                                                                        ============     ===========

     The Notes to Consolidated Financial Statements are made a part hereof.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)


                                                                   Three Months Ended,
                                                               ---------------------------
                                                                November 30,  November 30,
                                                                   1998            1997
                                                               -------------  ------------

REVENUES
Net sales................................................      $  15,953,000  $  9,726,000

EXPENSES
Cost of sales............................................          8,748,000     5,041,000
Selling, general and administrative expenses.............          5,404,000     3,420,000
Expenses incurred due to restructuring...................            198,000            --
                                                               -------------  ------------
Total operating expenses.................................         14,350,000     8,461,000
                                                               -------------  ------------

Income from operations...................................          1,603,000     1,265,000

Interest expense.........................................         (1,167,000)     (423,000)
Interest expense -- deferred financing costs.............            (56,000)     (138,000)
Interest and other income - net..........................            271,000        80,000
                                                               -------------  ------------
Income before income taxes...............................            651,000       784,000

Provision for income taxes...............................            280,000       276,000
                                                               -------------  ------------
Net income ..............................................      $     371,000  $    508,000
                                                               =============  ============

Net income per share available to common stockholders:
 Basic...................................................      $        0.08  $       0.16
                                                               =============  ============
 Diluted.................................................      $        0.08  $       0.14
                                                               =============  ============

Shares used to compute net income per share:
 Basic...................................................          4,798,731     3,243,293
                                                               =============  ============
 Diluted.................................................          4,885,905     3,512,579
                                                               =============  ============


     The Notes to Consolidated Financial Statements are made a part hereof.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                          Three Months Ended,
                                                                                       --------------------------
                                                                                       November 30,  November 30,
                                                                                          1998          1997
                                                                                       --------------------------
OPERATING ACTIVITIES
Net income.........................................................................    $   371,000    $   508,000
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
    Depreciation and amortization..................................................      1,481,000        808,000
    Gain on sale of assets.........................................................       (315,000)            --
    Provision for deferred income taxes............................................         17,000        (37,000)
    Provision for bad debts........................................................         74,000         23,000
Net changes in assets and liabilities net of effects of businesses acquired:
  Accounts receivable..............................................................     (1,634,000)    (1,775,000)
  Prepaid expenses and other current assets........................................        130,000     (1,317,000)
  Other assets.....................................................................       (204,000)      (461,000)
  Accounts payable and accrued expenses............................................     (2,154,000)       832,000
  Income taxes payable.............................................................        230,000        244,000
                                                                                        -----------    -----------
Net cash used in operating activities..............................................     (2,004,000)    (1,175,000)
                                                                                        -----------    -----------

INVESTING ACTIVITIES
Additions to property and equipment................................................       (396,000)      (358,000)
Proceeds of sale of fixed assets...................................................        800,000             --
Business acquisitions..............................................................    (24,521,000)            --
                                                                                        -----------     ----------
Net cash used in investing activities..............................................    (24,117,000)      (358,000)
                                                                                        -----------     ----------

FINANCING ACTIVITIES
Payments of capital lease obligations..............................................       (617,000)      (445,000)
Proceeds from long-term debt.......................................................     27,471,000        793,000
Payments of long-term debt.........................................................       (132,000)       (14,000)
Shareholder loan...................................................................        (50,000)            --
Common stock issued................................................................         92,000             --
                                                                                        -----------      ---------
Net cash provided by financing activities..........................................     26,764,000        334,000
                                                                                        -----------      ---------

Effect of foreign exchange rates on cash...........................................        (44,000)       190,000
                                                                                        -----------      ---------

Net increase (decrease) in cash and cash equivalents...............................        599,000     (1,009,000)
Cash and cash equivalents at beginning of period...................................        287,000      3,203,000
                                                                                        -----------     ----------
Cash and cash equivalents at end of period.........................................    $   886,000     $2,194,000
                                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES
Interest paid......................................................................    $ 1,317,000     $  461,000
                                                                                        ===========    ===========
Income taxes paid..................................................................    $    20,000     $   82,000
                                                                                        ===========    ===========
Noncash transactions:
Equipment acquired under capital lease obligations.................................    $ 2,032,000     $  261,000
                                                                                        ===========    ===========
Business acquisitions (net of liabilities of $5,010,000)...........................    $ 2,466,000     $       --
                                                                                        ===========    ===========
Stock issued for business acquisitions.............................................    $ 7,886,000     $       --
                                                                                        ===========    ===========
Warrants issued for business acquisition...........................................    $   931,000     $       --
                                                                                        ===========    ===========
Warrants issued for additional financing...........................................    $   380,000     $       --
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

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION:

     The information presented for November 30, 1998, and for the three-month periods ended November 30, 1998 and November 30, 1997, is unaudited, but, in the opinion of the management of Unidigital Inc., its wholly-owned subsidiaries and its and their subsidiaries, affiliated companies and predecessors (collectively, the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of November 30, 1998 and the results of its operations and its cash flows for the three-month periods ended November 30, 1998 and November 30, 1997.

     The consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended August 31, 1998, which were included as part of the Company's Annual Report on Form 10-KSB.

     The consolidated financial statements include the accounts of Unidigital Inc. and its direct and indirect subsidiaries. All significant intercompany balances have been eliminated.

     Interim results are not necessarily indicative of results that may be expected for the full fiscal year.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION AND BUSINESS:

     The Company is a leading service business within the graphic arts industry that provides imaging, reproduction and integrated media solution services to advertising agencies, retailers, corporations, marketing/communications firms, publishers, government agencies and financial institutions in the New York City, Boston, San Francisco and London markets. Through active cross-selling among its four divisions, Unison, KWIK, Elements and the Regent Group (collectively, the "Unidigital Enterprise"), the Company provides imaging, reproductive and integrated media solutions to each of the large format, digital prepress and digital printing segments of the industry. Cross-selling among the Unidigital Enterprise offers a total solution for customers, which the Company believes creates a distinct advantage over competitors within the marketplace.

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     FOREIGN CURRENCY TRANSLATION:

     The portion of the Company's financial statements relating to the Company's United Kingdom operations are translated into United States Dollars using period exchange rates ((pound)1.00 = $1.67 at August 31, 1998 and $1.65 at November 30, 1998, respectively for balance sheet accounts), and average exchange rates ((pound)1.00 = $1.67 and $1.70 for the three months ended November 30, 1998 and November 30, 1997, respectively for income statement accounts). The translation difference is reflected as a separate component of stockholders' equity.


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

     The following table sets forth the computation of basic and dilutive earnings per share:

                                                     Three Months Ended,
                                                   -----------------------
                                                         November 30,
                                                     1998           1997
                                                   -----------------------
Numerator for basic and diluted earnings per
   share-net income available for common
   stockholders...............................     $  371,000   $  508,000
                                                    =========    =========
Denominator:
  Denominator for basic earnings per share-
   weighted average shares....................      4,798,731    3,243,293
  Effect of dilutive securities:
   Stock options..............................          9,515       79,931
   Warrants...................................         77,659      189,355
                                                    ---------    ---------
  Denominator for diluted earnings per share-
   adjusted weighted-average shares and
   assumed conversions........................      4,885,905    3,512,579
                                                    =========    =========

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                 Three Months Ended,
                               -------------------------
                                     November 30,
                                   1998        1997
                               -------------------------
Stock Options..................  563,066      30,000
Warrants.......................  342,000      25,000


NOTE C - STOCKHOLDERS' EQUITY:

     COMMON STOCK:

     As of December 31, 1998 5,247,248 shares of Common Stock were issued and outstanding.


     PREFERRED STOCK:

     As of December 31, 1998 there were no shares of Preferred Stock issued or approved for issuance.


NOTE D - STOCK OPTION PLANS AND WARRANTS:

     Subsequent to the end of the quarter, on January 4, 1999, the Company granted options to purchase 2,500 shares of its Common Stock to each of David Wachsman and Harvey Silverman, at an exercise price of $5.00 per share.

     In connection with the Company's subordinated unsecured loan (the "Subordinated Loan") in the aggregate principal amount of $10,000,000 from CIBC Wood Gundy Capital Corp. ("CWGCC"), on November 25, 1998, the Company issued ten-year warrants to CWGCC to purchase 440,000 shares of the Company's Common Stock at an exercise price of $4.50 per share. In the event the Company has not paid the Subordinated Loan in full by November 30, 1999 (subject to extension in certain instances), the Company will issue ten-year warrants to CWGCC to purchase an additional 200,000 shares of the Company's Common Stock at an exercise price not to exceed $5.00 per share. In the event the Subordinated Loan has not been paid in full by May 31, 2001, the exercise price of such warrants shall be reduced by $1.00 per share and, on each anniversary of such date, such exercise price shall be reduced an additional $1.00 per share. In addition, subject to certain limitations, the Company granted registration rights, including demand registration rights, to CWGCC.

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     In connection with its acquisition (the "SuperGraphics Acquisition") of all of the issued and outstanding capital stock of SuperGraphics Holding Company, Inc. ("SuperGraphics"), on November 30, 1998, the Company issued five-year warrants to purchase 225,000 shares of the Company's Common Stock at an exercise price of $5.64 per share to the stockholders of SuperGraphics.

NOTE E - ACQUISITIONS:

     On September 2, 1998, the Company consummated the acquisition (the "Mega Art Acquisition") of all of the issued and outstanding capital stock of Mega Art Corp., a New York corporation ("Mega Art"). As a result, Mega Art became a wholly-owned subsidiary of the Company. The purchase price included an initial cash payment of $5,800,000 and the issuance of 754,148 shares of restricted Common Stock of the Company ($5,000,000). In addition, the purchase price includes a deferred cash payment of $1,200,000 (the "Deferred Payment"), payable 180 calendar days after the closing date, and an earn-out payment of up to $1,200,000 in cash and $1,200,000 in restricted Common Stock of the Company (the "Earn-Out Payment"), payable on or before November 29, 1999. Each of the Deferred Payment and the Earn-Out Payment are subject to adjustment based on the financial performance of Mega Art. In addition, the Deferred Payment and the Earn-Out Payment may also be used to satisfy any indemnification claims. The Company funded the cash portion of the purchase price from the proceeds of a $5,000,000 acquisition loan and a portion of a $10,000,000 revolving credit loan from Canadian Imperial Bank of Commerce ("CIBC").

     On October 30, 1998, the Company consummated the acquisition (the "Zazula Acquisition") of Hy Zazula Associates, Inc., a New York corporation ("Zazula"). The purchase price included an aggregate cash payment of $2,275,000 and the issuance of 433,076 shares of restricted Common Stock of the Company ($2,275,000). Of the purchase price, $150,000 in cash and 28,552 shares of restricted Common Stock of the Company ($150,000) is being held in escrow for a period of two years to satisfy any indemnification claims. The Company funded the cash portion of the purchase price from proceeds of a portion of a $15,000,000 revolving credit loan from CIBC.

     On November 30, 1998, the Company consummated the SuperGraphics Acquisition. As a result SuperGraphics became a wholly-owned subsidiary of the Company. The purchase price included a cash payment of approximately $15,900,000, the issuance of 135,393 shares of restricted Common Stock of the Company (approximately $600,000) and the issuance of five-year warrants to purchase 225,000 shares of the Company's Common Stock at an exercise price of $5.64 per share. The purchase price also includes a deferred cash payment equal to the difference between (i) EBITDA, as defined, multiplied by six and (ii) $16,500,000. Such deferred cash payment, if any, is payable no later than March 15, 1999. In addition, subject to

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


certain limitations, the Company granted "piggyback" registration rights to the sellers of SuperGraphics. Of the purchase price, approximately $233,000 in cash and 135,393 shares of restricted Common Stock of the Company is being held in escrow for a period of one year to satisfy any indemnification claims. The Company funded the cash portion of the purchase price from proceeds of (i) a portion of a $32,000,000 term loan from CIBC and (ii) the Subordinated Loan.

     The warrants issued to the sellers of SuperGraphics, which were deemed to have a value of approximately $931,000, subject to an independent appraisal, have been recorded as goodwill, and are being amortized on a straight-line basis over twenty-five years.

     The following supplemental pro forma information is presented as if the Company had completed the Kwik Acquisition (as hereinafter defined), the Mega Art Acquisition, the Zazula Acquisition and the SuperGraphics Acquisition as of September 1, 1998 and 1997, respectively:



                                          Three Months Ended,
                                      -------------------------
                                             November 30,
                                           1998        1997
                                      -------------------------
Net sales......................       $ 19,120,000  $18,695,000
Income from operations.........          1,659,000    2,901,000
Net (loss) income..............            (26,000)   1,656,000
Net income per share-basic.....               0.00         0.36
Net income per share-diluted...               0.00         0.34

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

NOTE F - LONG-TERM DEBT:

     Long-term debt consists of the following:


                                                                                      Facility
                                                                                       Amount          Amount Outstanding
                                                                                     November 30,   November 30,   August 31,
                                                                                        1998           1998          1998
                                                                                   ------------------------------------------
Credit facilities in the United Kingdom; interest at either the bank's overdraft rate plus 2% or 2.5%,  including  a  temporary  facility  of  approximately
     $330,000  commencing  September  1, 1998 and  renewable  in December  1998;
     facility amount is approximately (pound)2,500,000 ($4,122,000)                   $4,122,000    $2,616,000     $2,135,000
Term loan,  matures in March  2003;  payable in sixteen  quarterly  installments ranging  from  $960,000  to  $1,920,000,  commencing  in June 1999,  with a balloon payment of $8,960,000 in March 2003, plus interest at the Base Rate or at the  Eurodollar  Rate,  as defined,  plus an  Applicable  Margin,  as
     defined, ranging from 0.75% to 3.0%                                              32,000,000    32,000,000     25,000,000
Revolving line of credit; matures in March 2003, interest at the Base Rate or at the Eurodollar  Rate, as defined,  plus an Applicable  Margin,  as defined,
     ranging from 0.75% to 3.0%                                                       15,000,000    13,435,000      8,435,000
Acquisition line of credit;  matures in March 2003,  payable in eleven quarterly installments of 5.0% of the outstanding balance in March 2000 commencing in
     June 2000 and one installment of 45.0% of the outstanding  balance in March
     2000, plus interest at the Base Rate or at the Eurodollar Rate, as defined,
     plus an Applicable Margin, as defined, ranging from 0.75% to 3.0%                 5,000,000     5,000,000
Subordinated loan matures in March 2004;  base  interest of 12 1/2%;  plus 0.25%
     the first day after the first anniversary of the Note; plus 0.25% following
     the last day of each 90 day period until payment in full                         10,000,000    10,000,000
Installment  note  due  seller  of  Elements (SF);  payable in  eight  quarterly
     installments of $11,600, including interest at 6.0%                                                    --         11,000
Installment note due seller of Unison (MA);  matures in January 1999, payable in
     two annual installments of $75,000 including interest at 8.0%                                      75,000         75,000
Notes payable for certain equipment, maturing on dates between October, 1998 and
     September,  2003, payable in monthly  installments of $22,000 until October
     1998  and  $14,000  thereafter,  including  interest  at  8.54%  and  8.4%,
     respectively.                                                                                     562,000        618,000
Treasury loan  facility  in United  Kingdom;  matures in July  2001,  payable in monthly  installments of $19,000 plus interest of LIBOR,  as defined,  plus
     the Banks Margin of 2.4%                                                                          586,000        651,000
Note payable,  payable in monthly  installments of approximately $1000 including
     interest at 14,000 17,000 10.35%                                                                   14,000         17,000


                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

Installment  note due  seller  of Kwik  International;  matures  in April  2001,
     payable  in  thirty-six  monthly  installments  of  approximately   $21,000
     including interest at 5.7%                                                                         583,000       646,000

                                                                                                     ------------------------
                                                                                                     64,871,000    37,588,000
Less current portion                                                                                  5,183,000     3,610,000
                                                                                                     ------------------------
                                                                                                    $59,688,000   $33,978,000
                                                                                                     ========================

     During the First Quarter of Fiscal 1999 (as hereinafter defined), the Company amended its existing bank financing facilities with CIBC. As a result, the Company has credit facilities with CIBC in the aggregate amount of $52,000,000, consisting of a: (i) $32,000,000 term loan; (ii) $15,000,000 revolving line of credit facility which is available for working capital purposes; and (iii) $5,000,000 credit facility which is available for corporate acquisition purposes. Such credit facilities are guaranteed by the Company's United States subsidiaries, including subsidiaries currently owned and subsequently acquired. In addition, the Company pledged all of its equity interests in its United States subsidiaries, including subsidiaries currently owned and subsequently acquired, and two-thirds of its equity interests in its wholly-owned United Kingdom subsidiary as collateral for such credit facilities. Interest under such credit facilities is, at the Company's option, at the Base Rate or at the Eurodollar Rate, as defined, plus an Applicable Margin, as defined, ranging from 0.75% to 3.0% depending on the Company's consolidated debt to earnings ratio and the type of loan. As of November 30, 1998, the Company had an outstanding balance of $32,000,000 under the term loan, $13,435,000 under the revolving credit facility and $5,000,000 under the acquisition loan.

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

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

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

     The warrants issued to CWGCC, which were deemed to have a value of approximately $380,000, subject to an independent appraisal, have been recorded as deferred financing costs, and are being amortized on a straight-line basis over approximately five years.

      The Company's credit facility with its London bank provides for combined lines of credit of (pound)2,500,000 (approximately $4,122,000) for working capital for its United Kingdom operations. Such credit facility was increased from (pound)1,400,000 (approximately $2,308,000) on May 13, 1998. These lines of credit renewed annually and bear interest at 2.0% or 2.5% over the bank's Base Rate, as defined. In addition, the Company is required to pay a service charge equal to 0.2% of invoice value. These lines of credit contain covenants which require the Company's United Kingdom subsidiaries to maintain a minimum net worth of (pound)500,000, limit borrowings up to specified amounts of accounts receivable aged 120 days or less and are guaranteed by the Company for the principal amount of up to (pound)500,000. Amounts outstanding are collateralized by substantially all of the Company's United Kingdom assets. As of November 30, 1998, the Company had an outstanding balance of (pound)1,587,000 (approximately $2,616,000) under its United Kingdom credit facility.

      In connection with its acquisition of certain of the assets (the "Five Star Acquisition") of Five Star Finishers, Ltd., a United Kingdom corporation ("Five Star"), the Company entered into a three-year term loan of (pound)400,000 (approximately $660,000) with its London bank. Such term loan bears interest at 2.4% over the bank's Base Rate, as defined, and contains covenants which require the Company to maintain certain debt to earnings ratios and Net Tangible Assets, as defined, and limits borrowings to 75% of Net Tangible Assets. The Company's obligations under the term loan are guaranteed by its United Kingdom subsidiaries. As of November 30, 1998, the Company had an outstanding balance of (pound)356,000 (approximately $586,000) under the term loan.

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

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to the digital print industry; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

RESULTS OF OPERATIONS

     The consolidated financial information includes both the Company's United States operations and its United Kingdom operations. On March 25, 1998 the Company acquired substantially all of the assets of Kwik International, Ltd. (the "Kwik Acquisition"). As a result of such acquisition the Company has expanded its color separation and large format printing services in the New York and surrounding area. In July 1998, the Company consummated the Five Star Acquisition in the United Kingdom. On September 2, 1998, the Company consummated the

Mega Art Acquisition resulting in the expansion of its wide format, digital prepress and printing services. On October 30, 1998, the Company consummated the Zazula Acquisition resulting in the expansion of its retouching and prepress services, primarily to advertising agencies. On November 30, 1998, the Company completed the SuperGraphics Acquisition. Such acquisitions have been accounted for under the purchase method of accounting and, therefore, results of operations from such acquisitions are included in the Company's consolidated financial statements from the date of the respective acquisition.

     THREE MONTHS ENDED NOVEMBER 30, 1998 AND NOVEMBER 30, 1997
     ----------------------------------------------------------

     NET SALES. Net sales for the three months ended November 30, 1998 ("First Quarter of Fiscal 1999") increased by 64%, or $6,227,000, to $15,953,000 from $9,726,000 for the three months ended November 30, 1997 ("First Quarter of Fiscal 1998"). Net sales for the Company's United States operations increased by 136%, or $7,101,000, from $5,234,000 in the First Quarter of Fiscal 1998 to $12,335,000 in the First Quarter of Fiscal 1999. This increase was attributable primarily to an increase in net sales resulting from the Kwik Acquisition, the Mega Art Acquisition and, to a lesser extent, the Zazula Acquisition and an increase in net sales in the Company's other United States subsidiaries. Net sales for the Company's United Kingdom operations decreased by 19%, or $875,000, from $4,493,000 in the First Quarter of Fiscal 1998 to $3,618,000 in the First Quarter of Fiscal 1999. This decrease was attributable primarily to a market-driven downturn in the financial printing industry in the United Kingdom.

     COST OF SALES. Cost of sales for the First Quarter of Fiscal 1999 increased by 74%, or $3,707,000, to $8,748,000 from $5,041,000 for the First Quarter of
Fiscal 1998. As a percentage of net sales, cost of sales increased as a percentage of net sales from 52% for the First Quarter of Fiscal 1998 to 55% for the First Quarter of Fiscal 1999. Such increase was attributable primarily to the change in product mix to include more large format and digital print services. Cost of sales for the Company's United States operations increased as a percentage of net sales from 49% for the First Quarter of Fiscal 1998 to 54% for the First Quarter of Fiscal 1999. Such increase was attributable primarily to increased costs incurred in connection with the Company's preparation for expansion of its large format and digital print businesses. Cost of sales for the Company's United Kingdom operations increased as a percentage of net sales from 55% for the First Quarter of Fiscal 1998 to 59% for the First Quarter of Fiscal 1999. Such increase was attributable primarily to the change in product mix to include more digital print services as well as the reduced utilization of the Company's financial printing facility.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased 58%, or $1,984,000, from $3,420,000 for the First Quarter of Fiscal 1998 to $5,404,000 for the First Quarter of Fiscal 1999. Such increase was attributable primarily to the increased level of operations which resulted from the Kwik Acquisition, the Mega Art Acquisition and, to a lesser extent, the Zazula Acquisition and the hiring of additional management and administrative personnel and costs associated with the Company's acquisitions. As a percentage of net sales, SG&A decreased slightly from 35% for the First Quarter of Fiscal 1998 to 34% for the First Quarter of Fiscal 1999. SG&A decreased a percentage of net sales as a result of increased sales volume.

     RESTRUCTURING EXPENSES. In the First Quarter of Fiscal 1999, the Company continued to consolidate its United Kingdom financial printing operations. As a result of such consolidation, the Company incurred restructuring expenses of $198,000.

     INCOME FROM OPERATIONS. Income from operations for the First Quarter of Fiscal 1999 increased by 27%, or $338,000, to $1,603,000 from $1,265,000 for the
First Quarter of Fiscal 1998. Of this amount, $1,474,000 was contributed by the Company's United States operations and $129,000 by the Company's United Kingdom operations. This increase resulted from higher net sales offset in part by higher operating costs associated with such net sales and the restructuring expenses.

      NET INTEREST EXPENSE. Net interest expense for the First Quarter of Fiscal 1999 increased by 98%, or $470,000, to $952,000 from $482,000 for the First
Quarter of Fiscal 1998. This increase resulted from increased borrowings under the Company's credit facilities primarily relating to the Company's acquisitions.

      INCOME TAXES. Income taxes for the First Quarter of Fiscal 1999 increased by 1%, or $4,000, to $280,000 from $276,000 for the First Quarter of Fiscal 1998.

      NET INCOME. As a result of the factors described above, net income for the First Quarter of Fiscal 1999 decreased by 27%, or $137,000, to $371,000 as compared to net income of $508,000 for the First Quarter of Fiscal 1998.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

     CASH FLOW. Net cash used in operating activities was $2,004,000 for the First Quarter of Fiscal 1999 and $1,175,000 for the First Quarter of Fiscal 1998. Net cash used in investing activities for the acquisition of property and equipment was $396,000 for the First Quarter of Fiscal 1999 and $358,000 for the First Quarter of Fiscal 1998. For the First Quarter of Fiscal 1999 and the First Quarter of Fiscal 1998, the Company acquired equipment under capital leases of $2,032,000 and $261,000, respectively, and made payments under capital leases of $617,000 and $445,000, respectively. Net bank borrowings provided funds of $27,339,000 for the First Quarter of Fiscal 1999 and $779,000 for the First Quarter of Fiscal 1998.

     BANK CREDIT FACILITIES. The Company has borrowing arrangements with commercial banks in both New York and London. During the First Quarter of Fiscal 1999, the Company amended its existing credit facility with CIBC in the aggregate amount of $52,000,000, which consist of a: (i) $32,000,000 term loan;
(ii) $15,000,000 revolving line of credit facility which is available for working capital purposes; and (iii) $5,000,000 credit facility which is available for corporate acquisition purposes. Such borrowings are guaranteed by the Company's United States subsidiaries, including subsidiaries currently owned and subsequently acquired. In addition, the Company pledged all of its equity interests in its United States subsidiaries, including subsidiaries currently owned and subsequently acquired, and two-thirds of its equity interests in its wholly-owned United Kingdom subsidiary as collateral for such credit facilities. Interest under such credit facilities is, at the Company's option, at the Base Rate or at the Eurodollar

Rate, as defined, plus an Applicable Margin, as defined, ranging from 0.75% to 3.0% depending on the Company's consolidated debt to earnings ratio and the type of loan. As of November 30, 1998, the Company had an outstanding balance of $32,000,000 under the term loan, and $13,435,000 under the revolving credit facility and $5,000,000 under the acquisition loan.

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

     In November 1998, the Company borrowed a principal amount of $10,000,000 pursuant to the Subordinated Loan. The Subordinated Loan matures on March 31, 2004 and bears interest at a rate per annum equal to the sum of (i) 12.50% plus
(ii) an additional percentage amount equal to 0.25% commencing on November 30, 1999 and increasing by 0.25% following the last day of each 90-day period thereafter. Until November 30, 1999, at the option of the lender, interest is payable in additional notes, Common Stock of the Company or warrants to purchase Common Stock of the Company. Thereafter, interest is payable in either additional notes or cash, depending on certain coverage ratios and, in the case of cash interest payments, the approval of CIBC. The Company will incur an additional premium of 5.0% on any prepayments of the Subordinated Loan made prior to November 30, 1999. Such additional premium will be reduced by 100 basis points on December 1, 1999 and shall be reduced by such amount on each December 1st thereafter until December 1, 2003. In connection with the Subordinated Loan, the Company issued ten-year warrants to the lender to purchase 440,000 shares of the Company's Common Stock at an exercise price not to exceed $5.00 per share. In the event the Company has not paid the loan in full by November 30, 1999 (subject to extension in certain instances), the Company will issue ten-year warrants to the lender to purchase an additional 200,000 shares of the Company's Common Stock at an exercise price not to exceed $5.00 per share. In the event the Subordinated Loan has not been paid in full by May 31, 2001, the exercise price of such warrants shall be reduced by $1.00 per share and, on each anniversary of such date, such exercise price shall be reduced by an additional $1.00 per share. In addition, subject to certain limitations, the Company granted registration rights, including "demand" registration rights, to such lender.

     The warrants issued to CWGCC, which were deemed to have a value of approximately $380,000, subject to an independent appraisal, have been recorded as deferred financing costs, and are being amortized on a straight-line basis over approximately five years.

     The Company's credit facility with its London bank provides for combined lines of credit of (pound)2,500,000 (approximately $4,122,000) for working capital for its United Kingdom operations. Such credit facility was increased from (pound)1,400,000 (approximately $2,308,000) on May 13, 1998. These lines of credit renew annually and bear interest at 2.0% or 2.5% over the bank's Base Rate, as defined. In addition, the Company is required to pay a service charge equal to 0.2% of invoice value. These lines of credit contain covenants which require the Company's United Kingdom subsidiaries to maintain a minimum net worth of (pound)500,000, limit borrowings up to specified amounts of accounts receivable aged 120 days or less and are guaranteed by the Company for the principal amount of up to (pound)500,000. Amounts outstanding are collateralized by substantially all of the Company's United Kingdom assets. As of November 30, 1998, the

Company  had  an   outstanding   balance  of   (pound)1,587,000   (approximately
$2,616,000) under its United Kingdom credit facility.

     In connection with the Five Star Acquisition, the Company entered into a three-year term loan of (pound)400,000 (approximately $660,000) with its London bank. Such term loan bears interest at 2.4% over the bank's Base Rate, as defined, and contains covenants which require the Company to maintain certain debt to earnings ratios and Net Tangible Assets, as defined, and limits borrowings to 75% of Net Tangible Assets. The Company's obligations under the term loan are guaranteed by its United Kingdom subsidiaries. As of November 30, 1998, the Company had an outstanding balance of (pound)356,000 (approximately $586,000) under the term loan.

     As of November 30, 1998, the Company was in compliance under its credit facilities.

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

     WORKING CAPITAL. The Company's working capital increased by $3,117,000 from $8,897,000 at August 31, 1997 to $12,014,000 at November 30, 1998.

     ACQUISITIONS. In September 1998, the Company consummated the Mega Art Acquisition. As a result, Mega Art became a wholly-owned subsidiary of the Company. The purchase price included an initial cash payment of $5,800,000 and the issuance of 754,148 shares of restricted Common Stock of the Company
($5,000,000). In addition, the purchase price includes the Deferred Cash Payment, payable 180 calendar days after the closing date, and the Earn-Out Payment, payable on or before November 29, 1999. Each of the Deferred Payment and the Earn-Out Payment are subject to adjustment based on the financial performance of Mega Art. In addition, the Deferred Payment and the Earn-Out Payment may also be used to satisfy any indemnification claims. The Company funded the cash portion of the purchase price from proceeds of a $5,000,000 acquisition loan and a portion of a $10,000,000 revolving credit loan from CIBC.

     In October 1998, the Company consummated the Zazula Acquisition. The purchase price included an aggregate cash payment of $2,275,000 and the issuance of 433,076 shares of restricted Common Stock of the Company ($2,275,000). Of the purchase price, $150,000 in cash and 28,552 shares of restricted Common Stock of the Company is being held in escrow for a period of two years to satisfy any indemnification claims. The Company funded the cash portion of the purchase price from proceeds of a portion of a $15,000,000 revolving credit loan from CIBC.

     In November 1998, the Company consummated the SuperGraphics Acquisition. The purchase price included a cash payment of approximately $15,900,000, the issuance of 135,393 shares of restricted Common Stock of the Company (approximately $600,000) and the issuance of five-year warrants to purchase 225,000 shares of the Company's Common Stock at an exercise price of $5.64 per share. The purchase price also includes a deferred cash payment equal to the difference between (i) EBITDA, as defined, multiplied by six and (ii) $16,500,000. Such deferred cash payment, if any, is payable no later than March 15, 1999. In addition, subject to certain limitations, the Company granted "piggyback" registration rights to the sellers of SuperGraphics. Of the purchase price, approximately $233,000 in cash and 135,393 shares of restricted Common Stock of the Company is being held in escrow for a period of one year to satisfy any indemnification claims. The Company funded the cash portion of the purchase price from proceeds of (i) a portion of a $32,000,000 term loan from CIBC and (ii) the Subordinated Loan.

     The warrants issued to the sellers of SuperGraphics, which were deemed to have a value of approximately $931,000, subject to an independent appraisal, have been recorded as goodwill, and are being amortized on a straight-line basis over twenty-five years.

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

                           PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On September 2, 1998, the Company issued 754,148 shares of restricted Common Stock of the Company (with an aggregate value $5,000,000) to Ehud Aloni in partial consideration for the Mega Art Acquisition.

     On October 30, 1998 the Company issued 433,076 of restricted Common Stock of the Company (with an aggregate value of $2,275,000) to the shareholders of Zazula in partial consideration for the Zazula Acquisition.

     On November 25, 1998, in connection with the Subordinated Loan, the Company issued ten-year warrants to CWGCC to purchase 440,000 shares of the Company's Common Stock at an exercise price of $4.50 per share.

     On November 30, 1998, the Company issued 135,393 shares of restricted Common Stock of the Company (with an approximate aggregate value of $611,000) and five-year warrants to purchase 225,000 shares of the Company's Common Stock at an exercise price of $5.64 per share, in partial consideration of the SuperGraphics Acquisition.

     No underwriter was employed by the Company in connection with the issuances and sales of the securities described above. The Company believes that the issuances and sales of all of the foregoing securities were exempt from registration under either (i) Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving a public offering, or (ii) in the case of the shares issued to the employee, Rule 701 under the Act as a transaction made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. No public offering was involved and the securities were acquired for investment and not with a view to distribution. Appropriate legends have been affixed to the stock certificates issued to Mr. Aloni and those issued in connection with the Zazula Acquisition and the SuperGraphics Acquisition. In addition, appropriate legends will be affixed to the stock certificates issued upon the respective exercise of the warrants issued to CWGCC and the shareholders of SuperGraphics. All recipients had adequate access to information about the Company.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     Exhibit No.            Description of Exhibit
     -----------            ----------------------

      4.1 Stockholders' Agreement dated as of September 2, 1998 by and between Unidigital Inc. and Ehud Aloni (included as Exhibit 4.1 to the Current Report on Form 8-K of the Company dated September 14, 1998 and incorporated by reference herein.)

      4.2                   Form   of   Warrant    Agreement   issued   to   the
                            stockholders of SuperGraphics Holding Company, Inc. (included as Exhibit 4.1 to the Current Report on Form 8-K of the Company dated December 14, 1998 and incorporated by reference herein.)

      4.3 Warrant Agreement dated as of November 25, 1998 by and between Unidigital Inc. and CIBC Wood Gundy Capital Corp. (included as Exhibit 4.2 to the Current Report on Form 8-K of the Company dated December 14, 1998 and incorporated by reference herein.)

      4.4 Registration and Equity Rights Agreement by and between Unidigital Inc. and CIBC Wood Gundy Capital Corp. (included as Exhibit 4.3 to the Current Report on Form 8-K of the Company dated December 14, 1998 and incorporated by reference herein.)

      10.1 Agreement of Purchase and Sale dated as of August 3, 1998 by and among Unidigital Inc., Mega Art Corp., Ehud Aloni, Amit Primor, Jeffrey E. Rothman and Seligson, Rothman & Rothman (included as Exhibit
                            10.1 to the Current Report on Form 8-K of the Company dated September 14, 1998 and incorporated by reference herein.)

      10.2 Agreement and Plan of Merger dated as of October 30, 1998 by and among Unidigital Inc.,

                            Unison (NY), Inc., Hy Zazula Associates, Inc., Hyman Zazula, Steven Zazula, David Zazula and Gary Feigenbaum (included as Exhibit 10.1 to the Current Report on Form 8-K of the Company dated November 16, 1998 and incorporated by reference herein.)

      10.3 Agreement for Purchase and Sale of Stock dated as of November 16, 1998 by and among Unidigital Inc., SuperGraphics Holding Company, Inc. ("Holding"), SuperGraphics Corporation and the stockholders of Holding (included as Exhibit 10.1 to the Current Report on Form 8-K of the Company dated December 14, 1998 and incorporated by reference herein.)

      10.4 Employment Agreement dated as of September 2, 1998 by and between Mega Art Corp. and Ehud Aloni (included as Exhibit 10.2 to the Current Report on Form 8-K of the Company dated September 14, 1998 and incorporated by reference herein.)

      10.5 Amendment No. 2 to Credit Agreement dated as of October 30, 1998 by and among Unidigital Inc., the several lenders from time to time parties thereto and Canadian Imperial Bank of Commerce (included as Exhibit 10.2 to the Current Report on Form 8-K of the Company dated November 16, 1998 and incorporated by reference herein.)

      10.6                  Amendment   to  Security   Agreement   dated  as  of
                            October 30, 1998 made by Unidigital Inc. in favor of Canadian Imperial Bank of Commerce (included as
                            Exhibit 10.3 to the Current Report on Form 8-K of the Company dated November 16, 1998 and incorporated by reference herein.)

      10.7 Amendment No. 3 to Credit Agreement dated as of November 30, 1998 by and among Unidigital Inc., the several lenders from time to time parties thereto and Canadian Imperial

                            Bank of Commerce (included as Exhibit 10.2 to the Current Report on Form 8-K of the Company dated December 16, 1998 and incorporated by reference herein.)

      10.8 Securities Purchase Agreement dated as of November 25, 1998 by and among Unidigital Inc., Unison
                            (NY), Inc., Unison (MA), Inc.,  Unidigital  Elements
                            (NY), Inc., Unidigital Elements (SF), Inc. and Mega Art Corp. (included as Exhibit 10.3 to the Current Report on Form 8-K of the Company dated December 16, 1998 and incorporated by reference herein.)

      10.9 Senior Subordinated Increasing Rate Note dated November 30, 1998 of Unidigital Inc. payable to CIBC Wood Gundy Capital Corp. in the principal amount of $10,000,000 (included as Exhibit 10.4 to the Current Report on Form 8-K of the Company dated December 16, 1998 and incorporated by reference herein.)

      27.1                  Financial Data Schedule.

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

          On December 14, 1998, the Company filed a Current Report on Form 8-K relating to the SuperGraphics Acquisition. Such Form 8-K also disclosed the terms of certain loans made to the Company, the proceeds of which the Company used to fund the purchase price of the SuperGraphics Acquisition.

          On December 17, 1998, the Company filed a Current Report on Form 8-K/A2 with the SEC relating the Mega Art Acquisition containing amended pro forma financial information relating to the Mega Art Acquisition disclosed in its Current Report on Form 8-K filed on September 14, 1998 and Current Report on Form 8-K/A filed on November 16, 1998.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNIDIGITAL INC.



DATE:   January 19, 1999              By: /s/ William E. Dye
                                         --------------------------------
                                         William E. Dye, Chief Executive Officer
                                         (Principal Executive Officer)