Form 10-Q
period 1999-02-28
UNIDIGITAL INC
filed 1999-04-19
CIK 1003934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999
                           Commission File No. 1-14126


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

                 Yes:   X                              No:
                     ------                               ------

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of March 31, 1999:

Class                                                  Number of Shares
-----                                                  ----------------

Common Stock, $.01 par value                               5,297,248

     Transitional Small Business Disclosure Format:

                 Yes:                                  No:   X
                     ------                               ------

                        UNIDIGITAL INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----
PART I        FINANCIAL INFORMATION

     Item 1.  Financial Statements...........................................1

          CONSOLIDATED BALANCE SHEETS
          as at February 28, 1999 (unaudited)
          and August 31, 1998 (audited)......................................2

          CONSOLIDATED INCOME STATEMENTS
          For the Three Months and Six Months Ended
          February 28, 1999 and February 28, 1998
          (unaudited)........................................................3

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six Months Ended
          February 28, 1999 and February 28, 1998
          (unaudited)........................................................4

          NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS (unaudited).............................................5

     Item 2.  Management's Discussion of Financial Condition and
              Results of Operation...........................................12

              General........................................................12

              Results of Operations..........................................12

              Liquidity, Capital Resources and Other Matters.................15

     Item 3.  Quantitative and Qualitative Disclosure
              About Market Risk..............................................19

PART II       OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................20

     Item 2.  Changes in Securities and Use of Proceeds......................20

     Item 3.  Default Upon Senior Securities.................................21

     Item 4.  Submission of Matters to a Vote of Security Holders............21

     Item 5.  Other Information..............................................22

     Item 6.  Exhibits and Reports on Form 8-K...............................22

SIGNATURES...................................................................23

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                              FEBRUARY 28,            AUGUST 31,
                                                                                  1999                   1998
                                                                                --------               --------
                                                                              (UNAUDITED)
                                        ASSETS

Current assets:
   Cash and cash equivalents......................................            $     453,000           $     287,000
   Accounts receivable (less allowance for doubtful
     accounts of $723,000 and $581,000 at
     February 28, 1999 and August 31, 1998, respectively).........               24,396,000              16,917,000
   Deferred financing costs, net..................................                2,528,000               1,013,000
   Prepaid expenses...............................................                5,490,000               2,727,000
   Other current assets...........................................                2,880,000               3,360,000
                                                                              -------------           -------------
       Total current assets.......................................               35,747,000              24,304,000

Property and equipment, net.......................................               16,926,000              14,591,000
Intangible assets, net............................................               58,283,000              28,107,000
Other assets......................................................                  755,000                 313,000
                                                                              -------------           -------------
       Total assets...............................................            $ 111,711,000           $  67,315,000
                                                                              =============           =============
                                        LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses..........................            $  10,130,000           $   8,571,000
   Current portion of capital lease obligations...................                2,418,000               1,935,000
   Current portion of long-term debt..............................               65,000,000               3,610,000
   Income taxes payable...........................................                1,790,000                 887,000
   Deferred income taxes..........................................                   26,000                 249,000
   Loans and notes payable to stockholders........................                  437,000                 155,000
                                                                              -------------           -------------
       Total current liabilities..................................               79,801,000              15,407,000

Capital lease obligations, net of current portion.................                4,757,000               2,830,000
Long-term debt, net of current portion............................                2,005,000              33,978,000
Deferred income taxes.............................................                  807,000                 500,000
Loans and notes payable to stockholders, net of current portion...                  208,000                 207,000
                                                                              -------------           -------------
       Total liabilities..........................................               87,578,000              52,922,000
                                                                              -------------           -------------

                               STOCKHOLDERS' EQUITY
Preferred stock -- authorized 5,000,000 shares,
   $.01 par value each; none issued or outstanding................                       --                      --
Common stock -- authorized 10,000,000 shares,
   $.01 par value each; 5,247,248 and 3,902,643 shares
   issued and outstanding at February 28, 1999 and
   August 31, 1998, respectively..................................                   52,000                  39,000
Additional paid-in capital........................................               19,069,000               9,865,000
Retained earnings.................................................                5,197,000               4,374,000
Cumulative foreign translation adjustment.........................                 (185,000)                115,000
                                                                              -------------           -------------
       Total stockholders' equity.................................               24,133,000              14,393,000
                                                                              -------------           -------------
       Total liabilities and stockholders' equity.................            $ 111,711,000           $  67,315,000
                                                                              =============           =============

     The Notes to Consolidated Financial Statements are made a part hereof.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                         CONSOLIDATED INCOME STATEMENTS
                         ------------------------------
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED,                     SIX MONTHS ENDED,
                                                      ----------------------------          ------------------------------
                                                      FEBRUARY 28,     FEBRUARY 28,         FEBRUARY 28,      FEBRUARY 28,
                                                          1999             1998                 1999              1998
                                                          ----             ----                 ----              ----

REVENUES
   Net sales...................................       $ 18,445,000      $ 9,556,000          $34,356,000      $19,256,000
                                                      ------------      -----------          -----------      -----------
EXPENSES
   Cost of sales...............................          8,587,000        5,275,000           17,310,000       10,300,000
   Selling, general and
     administrative  expenses .................          7,185,000        3,333,000           12,574,000        6,747,000
   Restructuring expenses......................                 --               --              196,000               --
                                                       -----------      -----------          -----------      -----------
   Total operating expenses....................         15,772,000        8,608,000           30,080,000       17,047,000
                                                       -----------      -----------          -----------      -----------
   Income from operations......................          2,673,000          948,000            4,276,000        2,209,000
   Interest expense............................         (1,634,000)        (366,000)          (2,801,000)        (749,000)
   Interest expense - deferred financing costs.           (135,000)        (138,000)            (191,000)        (276,000)
   Interest and other expenses.................            (48,000)        (125,000)             222,000          (86,000)
                                                       ------------     ------------         -----------      ------------
   Income before income taxes..................            856,000          319,000            1,506,000        1,098,000
   Provision for income taxes..................            402,000          127,000              682,000          400,000
                                                       -----------      -----------          -----------      -----------
Net income.....................................        $   454,000      $   192,000          $   824,000      $   698,000
                                                       ===========      ===========          ===========      ===========


Net income per share available to
   common stockholders:
   Basic.......................................        $      0.09      $      0.06          $      0.16      $      0.22
                                                       ===========      ===========          ===========      ===========
   Diluted.....................................        $      0.08      $      0.06          $      0.16      $      0.20
                                                       ===========      ===========          ===========      ===========


Shares used to compute net income per share:
   Basic.......................................          5,247,248        3,246,301            5,024,420        3,244,797
                                                       ===========      ===========          ===========      ===========
   Diluted.....................................          5,381,070        3,380,891            5,124,166        3,436,008
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


                                                                                     SIX MONTHS ENDED,
                                                                             -------------------------------
                                                                             FEBRUARY 28,       FEBRUARY 28,
                                                                                 1999               1998
                                                                                 ----               ----

OPERATING ACTIVITIES
Net income.........................................................           $   824,000         $   698,000
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
       Depreciation and amortization...............................             3,509,000           1,632,000
       Provision for deferred income taxes.........................                57,000              19,000
       Provision for bad debts.....................................               233,000              (9,000)
       Gain on sale of assets......................................              (313,000)                 --
Changes in assets and liabilities:
       Accounts receivable.........................................            (3,585,000)         (2,338,000)
       Prepaid expenses and other current assets...................            (2,199,000)           (959,000)
       Other assets................................................              (282,000)             71,000
       Accounts payable and accrued expenses.......................            (2,383,000)            (49,000)
       Income taxes payable........................................               485,000             340,000
                                                                              -----------         -----------
Net cash used in operating activities..............................            (3,654,000)           (595,000)
                                                                              ------------        ------------
INVESTING ACTIVITIES
Proceeds of sale of fixed assets...................................               941,000                  --
Additions to property and equipment................................              (711,000)           (599,000)
Business acquisitions..............................................           (24,789,000)                 --
                                                                               -----------        -----------
Net cash used in investing activities..............................           (24,559,000)           (599,000)
                                                                              ------------        ------------
FINANCING ACTIVITIES
Net proceeds from bank borrowings..................................            29,751,000             857,000
Payments of capital lease obligations..............................            (1,157,000)           (933,000)
Payments of long-term debt.........................................              (208,000)                 --
Stockholder loans..................................................               (50,000)                 --
Common stock issued................................................                92,000               1,000
                                                                              -----------         -----------
Net cash provided by (used in) financing activities................            28,428,000             (75,000)
                                                                              -----------         ------------
Effect of foreign exchange rates on cash...........................               (49,000)             12,000
                                                                              ------------        -----------
Net increase (decrease) in cash and cash equivalents...............               166,000          (1,257,000)
Cash and cash equivalents at beginning of period...................               287,000           3,202,000
                                                                              -----------         -----------
Cash and cash equivalents at end of period.........................           $   453,000         $ 1,945,000
                                                                              ===========         ===========
SUPPLEMENTAL DISCLOSURES
Interest paid......................................................           $ 3,385,000         $   370,000
                                                                              ===========         ===========
Income taxes paid..................................................           $   192,000         $   115,000
                                                                              ===========         ===========
Noncash transactions:
Equipment acquired under capital lease obligations.................           $ 2,597,000         $   407,000
                                                                              ===========         ===========
Value of warrants issued-business acquisitions.....................           $   931,000         $   100,000
                                                                              ===========         ===========
Value of warrants-additional financing (revised)...................           $   308,000         $        --
                                                                              ===========         ===========
Business acquisitions (net of liabilities of $5,010,000)...........           $ 2,466,000         $        --
                                                                              ===========         ===========
Stock issued for business acquisitions.............................           $ 7,886,000         $        --
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

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION:

     The information presented for February 28, 1999, and for the three-month and the six-month periods ended February 28, 1999 and February 28, 1998, is unaudited, but, in the opinion of Unidigital Inc., its wholly-owned subsidiaries and its and their subsidiaries, affiliated companies and predecessors (collectively, the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of February 28, 1999 and the results of their operations and their cash flows for the three-month and the six-month periods ended February 28, 1999 and February 28, 1998.

     The consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 1998, which were included as part of the Company's Annual Report on Form 10-KSB.

     The consolidated financial statements include the accounts of Unidigital Inc. and its direct and indirect subsidiaries. All significant intercompany balances have been eliminated.

     Interim results are not necessarily indicative of results that may be expected for the full fiscal year.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION AND BUSINESS:

     The Company is a leading service business within the graphic arts industry that provides imaging, reproduction and integrated media solution services to advertising agencies, retailers, corporations, marketing/communications firms, publishers, government agencies and financial institutions in the New York City, Boston, San Francisco and London markets. Through active cross-selling among its three divisions, Unison, KWIK and Elements (collectively, the "Unidigital Enterprise"), the Company provides imaging, reproductive and integrated media solutions to each of the large format, digital prepress and digital printing segments of the industry. Cross-selling among the Unidigital Enterprise offers a total solution for customers, which the Company believes creates a distinct advantage over competitors within the marketplace.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     FOREIGN CURRENCY TRANSLATION:

     The portion of the Company's financial statements relating to the Company's United Kingdom operations are translated into United States Dollars using period-end exchange rates ((pound)1.00 = $1.67 at August 31, 1998 and $1.60 at February 28, 1999, respectively, for balance sheets accounts) and average exchange rates ((pound)1.00 = $1.66 for the year ended August 31, 1998; and $1.66 and $1.69 for the three months ended February 28, 1999 and February 28, 1998, respectively; and $1.66 and $1.69 for the six months ended February 28, 1999 and February 28, 1998, respectively for income statement accounts). The translation difference is reflected as a separate component of stockholders' equity.

     EARNINGS PER SHARE:

         The following table sets forth the computation of basic and dilutive earnings per share:


                                                            THREE MONTHS ENDED,                    SIX MONTHS ENDED,
                                                     ----------------------------------    ----------------------------------
                                                               FEBRUARY 28,                          FEBRUARY 28,
                                                          1999             1998                 1999              1998
                                                          ----             ----                 ----              ----

Numerator for basic and diluted earnings per
     share-net  income available  for common
     stockholders...............................     $     454,000    $     192,000        $     824,000    $     698,000
                                                      ============     ============         ============     ============
Denominator:
   Denominator for basic earnings per share-
     weighted average shares....................         5,247,248        3,246,301            5,024,420        3,244,797
   Effect of dilutive securities:
     Stock options..............................            17,180           15,909               11,534           32,674
     Warrants...................................           116,642          118,681               88,212          158,537
                                                       -----------      -----------          -----------      -----------
   Denominator for diluted earnings per share-
     adjusted   weighted-average  shares   and
     assumed conversions........................         5,381,070        3,380,891            5,124,166        3,436,008
                                                       ===========      ===========          ===========      ===========


     The following securities have been excluded from the dilutive per share computation as they are antidilutive:


                                                      THREE MONTHS ENDED,                      SIX MONTHS ENDED,
                                              --------------------------------------------------------------------------------
                                                         FEBRUARY 28,                             FEBRUARY 28,
                                                    1999              1998                 1999                  1998
                                              --------------------------------------------------------------------------------
Stock Options.................................    559,798            178,917             559,798               132,918
Warrants......................................    342,000            117,000             342,000               117,000


                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

NOTE C - STOCK OPTION PLANS:

     On January 4, 1999, the Company granted options to purchase 2,500 shares of its Common Stock to each of David Wachsman and Harvey Silverman, at an exercise price of $5.00 per share.

     On January 12, 1999, the Company granted options to purchase 75,000 shares of its Common Stock to Larry Wooddell, Senior Vice President, Corporate Development of the Company, at an exercise price of $4.00 per share.

NOTE D - LONG-TERM DEBT:

     Long-term debt consists of the following:


                                                                           FACILITY
                                                                            AMOUNT               AMOUNT OUTSTANDING
                                                                          FEBRUARY 28,      FEBRUARY 28,      AUGUST 31,
                                                                              1999              1999             1998
                                                                         ------------------------------------------------
Credit facilities in the United Kingdom; interest at either the bank's overdraft  rate plus 2% or  2.5%,  including a  temporary facility of approximately  450,000  (pound) ($720,000) renewable  April 30, 1999;
 facility amount is approximately(pound)2,650,000 ($4,248,000)              $4,248,000       $2,394,000        $2,135,000
Term  loan,  matures  in  March  2003;  payable  in  sixteen quarterly installments ranging  from $960,000 to $1,920,000, commencing in June
 1999,  with  a  balloon  payment of  $8,960,000  in March 2003,  plus interest  at the  Base Rate or at  the Eurodollar Rate,  as  defined,
 plus an  Applicable  Margin,  as defined, ranging from 0.75% to 3.0%       32,000,000       32,000,000        25,000,000
Revolving  line of credit; matures in March 2003, interest at the Base
 Rate  or  at  the  Eurodollar  Rate,  as  defined, plus an Applicable
 Margin, as defined, ranging from 0.75% to 3.0%                             15,000,000       14,935,000         8,435,000
Acquisition line of credit; matures in March 2003,  payable  in eleven quarterly  installments of 5.0%  of the outstanding balance in  March
 2000  commencing  in  June  000  and  one installment of 45.0% of the outstanding  balance in March 2000, plus interest at the Base Rate or at the  Eurodollar Rate,  as  defined, plus an Applicable  Margin, as
 defined, ranging from 0.75% to 3.0%                                         5,000,000        5,000,000
Subordinated  loan  matures in March  2004;  base interest of 12 1/2%;
 plus  0.25%  the  first day  after the first anniversary of the Note;
 plus 0.25% following the last day of each 90 day period until payment
in full                                                                     10,000,000       10,000,000
Installment  note due  seller  of  Elements  (SF);  payable  in  eight
 quarterly  installments of $11,600,  including interest at 6.0%                                     --            11,000
Installment note  due seller  of Unison (MA); matures in January 1999, payable in  two annual  installments of $75,000 including interest at
 8.0%                                                                                            75,000            75,000



                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


Notes  payable  for  certain  equipment,   maturing  on  dates between
 October, 1998 and September, 2003, payable in monthly installments of
 $22,000 until October 1998 and $14,000 thereafter, including interest
 at 8.54% and 8.4%, respectively.                                                               530,000           618,000
Treasury loan  facility  in  United  Kingdom;  matures  in  July 2001, payable in monthly  installments  of  $19,000 plus interest of LIBOR,
 as defined, plus the Banks Margin of 2.4%                                                      517,000           651,000
Note  payable, payable  in monthly installments of approximately $1000
 including interest at 10.35%                                                                    12,000            17,000
Investment fee due May 2001, senior subordinated note                                         1,000,000                --
Installment note due seller of Kwik  International; matures in April
   2001, payable in thirty-six monthly installments of approximately
   $21,000 including interest at 5.7%                                                           542,000           646,000

                                                                                          ----------------- ---------------
                                                                                             67,005,000        37,588,000
Less current portion                                                                         65,000,000         3,610,000
                                                                                          ----------------- ---------------
                                                                                            $ 2,005,000      $ 33,978,000
                                                                                          ================= ===============

     During the first quarter of fiscal 1999 the Company amended its existing bank financing facilities with Canadian Imperial Bank of Commerce ("CIBC"). As a result, the Company has credit facilities with CIBC in the aggregate amount of $52,000,000, consisting of a: (i) $32,000,000 term loan; (ii) $15,000,000 revolving line of credit facility which is available for working capital purposes; and (iii) $5,000,000 credit facility which is available for corporate acquisition purposes. Such credit facilities are guaranteed by the Company's United States subsidiaries, including subsidiaries currently owned and subsequently acquired. In addition, the Company pledged all of its equity interests in its United States subsidiaries, including subsidiaries currently owned and subsequently acquired, and two-thirds of its equity interests in its wholly-owned United Kingdom subsidiary as collateral for such credit facilities. Interest under such credit facilities is, at the Company's option, at the Base Rate or at the Eurodollar Rate, as defined, plus an Applicable Margin, as defined, ranging from 0.75% to 3.0% depending on the Company's consolidated debt to earnings ratio and the type of loan. As of February 28, 1999, the Company had an outstanding balance of $32,000,000 under the term loan, $14,935,000 under the revolving credit facility and $5,000,000 under the acquisition loan.

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

     The Company has not met a financial covenant under its credit facilities with CIBC and has requested a waiver of such covenant from CIBC. At February 28, 1999, the credit facilities have been classified as a short-term liability until such waiver is obtained. The Company believes that CIBC will grant such waiver, however, there can be no assurance that such waiver will be obtained.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     In addition, the Company has received a commitment from other lenders to replace the existing CIBC credit facilities. Such commitment is initially for $65,000,000 of senior debt with a potential increase to $100,000,000 of senior and subordinated debt. There can be no assurance, however, that such new financing agreements will be consummated by the Company.

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

     The warrants issued in connection with the Subordinated Loan, which were deemed to have a value of approximately $308,000, have been recorded as deferred financing costs, and are being amortized on a straight-line basis over approximately five years.

     The Company's credit facility with its London bank provides for combined lines of credit of (pound)2,650,000 (approximately $4,248,000) for working capital for its United Kingdom operations. Such credit facility was increased from (pound)1,400,000 (approximately $2,308,000) on May 13, 1998. These lines of credit renewed annually and bear interest at 2.0% or 2.5% over the bank's Base Rate, as defined. In addition, the Company is required to pay a service charge equal to 0.2% of invoice value. These lines of credit contain covenants which require the Company's United Kingdom subsidiaries to maintain a minimum net worth of (pound)500,000, limit borrowings up to specified amounts of accounts receivable aged 120 days or less and are guaranteed by the Company for the principal amount of up to (pound)500,000. Amounts outstanding are collateralized by substantially all of the Company's United Kingdom assets. As of February 28, 1999, the Company had an outstanding balance of (pound)1,494,000 (approximately $2,394,000) under its United Kingdom credit facility.

     In connection with its acquisition of certain of the assets (the "Five Star Acquisition") of Five Star Finishers, Ltd., a United Kingdom corporation ("Five Star"), the Company entered into a three-year term loan of (pound)400,000 (approximately $660,000) with its London bank. Such term loan bears interest at 2.4% over the bank's Base Rate, as defined, and contains covenants which require the Company to maintain certain debt to earnings ratios and Net Tangible Assets, as defined, and limits borrowings to 75% of Net Tangible Assets. The Company's obligations under the term loan are guaranteed by its United Kingdom subsidiaries. As of February 28, 1999, the Company had an outstanding balance of (pound)322,000 (approximately $517,000) under the term loan.

NOTE E - PRO FORMA FINANCIAL INFORMATION:

     The following supplemental pro forma information is presented as if the Company had completed the Kwik Acquisition, the Mega Art Acquisition, the Zazula Acquisition and the SuperGraphics Acquisition (each as hereinafter defined) as of September 1, 1998 and 1997, respectively:

                                                SIX MONTHS ENDED,
                                        ---------------------------------
                                                   FEBRUARY 28,
                                               1999             1999
                                        ---------------------------------
Net sales............................... $  37,523,000      $28,225,000
Income from operations..................     4,332,000        3,845,000
Net income..............................       427,000        1,846,000
Net income per share - basic............          0.08             0.40
Net income per share - diluted..........          0.08             0.37

NOTE F - SUBSEQUENT EVENTS:

     On April 7, 1999, the Company,  through its wholly-owned  subsidiary Unison
(NY), Inc., a Delaware corporation ("Unison (NY)"), consummated the acquisition (the "X+C Acquisition") of substantially all of the assets of Peter X(+C) Limited, a New York corporation ("X+C"), located in New York City. The purchase price included an initial cash payment of $70,000 and the issuance of 40,000 shares of restricted Common Stock of the Company to the sole shareholder of X+C. In addition, the purchase price includes a deferred cash payment of $100,000 payable on April 1, 2000, and an earn-out payment of up to $1,000,000 in cash or in some combination of cash and restricted Common Stock of the Company in the event X+C achieves certain financial performance objectives.

     On March 31, 1999, the Chapter 7 Trustee (the "Trustee") for Cardinal Communications Group, Inc. ("Cardinal") filed an adversary proceeding against the Company in Cardinal's Chapter 7 bankruptcy proceeding pending in the United States Bankruptcy Court for the Southern District of New York. The Trustee is seeking recovery of funds alleged to be the property of the bankruptcy estate under various bankruptcy code provisions. In addition, the Trustee is seeking a declaratory judgment regarding the bankruptcy estate's entitlement to a portion of the proceeds from the sale of real property acquired by the Company pursuant to that certain Asset Purchase Agreement dated as of August 2, 1996 (the "Cardinal Purchase Agreement"). The Company believes that the bankruptcy estate is not entitled to any additional monies under the Cardinal Purchase Agreement.

ITEM 2.  MANAGEMENT'S   DISCUSSION  OF   FINANCIAL  CONDITION   AND  RESULTS  OF
         OPERATION.

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

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to the digital print industry; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; (vi) the Company's ability to obtain additional financing at favorable rates; and (vii) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

RESULTS OF OPERATIONS

     The consolidated financial information includes both the Company's United States operations and its United Kingdom operations. On March 25, 1998 the Company acquired substantially all of the assets of Kwik International, Ltd. (the "Kwik Acquisition"). As a result of such acquisition the Company has expanded its color separation and large format printing services in the New York and surrounding area. In July 1998, the Company consummated the Five Star Acquisition in the United Kingdom. On September 2, 1998, the Company consummated the Mega Art Acquisition (the "Mega Art Acquisition") resulting in the expansion of its wide format, digital prepress and printing services. On October 30, 1998, the Company consummated the Zazula Acquisition (the "Zazula Acquisition") resulting in the expansion of its retouching and prepress services, primarily to advertising agencies. On November 30, 1998, the Company completed the SuperGraphics Acquisition (the "SuperGraphics Acquisition") resulting in the expansion of its large format services. Such acquisitions have been accounted for under the purchase method of accounting and, therefore, results of operations from such acquisitions are included in the Company's consolidated financial statements from the date of the respective acquisition.

     THREE MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
     ----------------------------------------------------------

     NET SALES. Net sales for the three months ended February 28, 1999 ("Second Quarter of Fiscal 1999") increased by 93%, or $8,889,000, to $18,445,000 from $9,556,000 for the three months ended February 28, 1998 ("Second Quarter of Fiscal 1998"). Net sales for the Company's United States operations increased by 185%, or $9,883,000, from $5,346,000 in the Second Quarter of Fiscal 1998 to $15,229,000 in the Second Quarter of Fiscal 1999. This increase was attributable primarily to an increase in net sales resulting from the Kwik Acquisition, the Mega Art Acquisition, the Zazula Acquisition and the SuperGraphics Acquisition and, to a lesser extent, an increase in net sales in the Company's other United States subsidiaries. Net sales for the Company's United Kingdom operations decreased by 24%, or $994,000, from $4,210,000 in the Second Quarter of Fiscal 1998 to $3,216,000 in the Second Quarter of Fiscal 1999. This decrease was attributable primarily to a market-driven downturn in the financial printing industry in the United Kingdom.

     COST OF SALES. Cost of sales for the Second Quarter of Fiscal 1999 increased by 63% or $3,312,000, to $8,587,000 from $5,275,000 for the Second
Quarter of Fiscal 1998. As a percentage of net sales, cost of sales decreased as a percentage of net sales from 55% for the Second Quarter of Fiscal 1998 to 47% for the Second Quarter of Fiscal 1999. Such decrease was attributable primarily to the change in product mix to include more large format services. Cost of sales for the Company's United States operations increased as a percentage of net sales from 49% for the Second Quarter of Fiscal 1998 to 44% for the Second Quarter of Fiscal 1999. Such increase was attributable primarily to increased costs incurred in connection with the Company's preparation for expansion of its large format and digital print businesses. Cost of sales for the Company's United Kingdom operations decreased as a percentage of net sales from 63% for the Second Quarter of Fiscal 1998 to 56% for the Second Quarter of Fiscal 1999. Such decrease was attributable primarily to the change in product mix to include less digital print services as well as the reduced operations at the Company's financial printing facility.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased 116%, or $3,852,000, from $3,333,000 for the Second Quarter of Fiscal 1998 to $7,185,000 for the Second Quarter of Fiscal 1999. Such increase was attributable primarily to the increased level of operations which resulted from the Kwik Acquisition, the Mega Art Acquisition, the Zazula Acquisition and the SuperGraphics Acquisition and the hiring of additional management and administrative personnel and costs associated with the Company's acquisitions. As a percentage of net sales, SG&A increased from 35% for the Second Quarter of

Fiscal 1998 to 39% for the Second Quarter of Fiscal 1999. SG&A increased a percentage of net sales as a result of increased salary expenses.

     INCOME FROM OPERATIONS. Income from operations for the Second Quarter of Fiscal 1999 increased by 182%, or $1,725,000, to $2,673,000 from $948,000 for the Second Quarter of Fiscal 1998. Of this amount, $2,537,000 was contributed by the Company's United States operations and $136,000 by the Company's United Kingdom operations. This increase resulted from higher net sales offset in part by higher operating costs associated with such net sales.

     NET INTEREST EXPENSE. Net interest expense for the Second Quarter of Fiscal 1999 increased by 189%, or $1,188,000, to $1,817,000 from $629,000 for the
Second Quarter of Fiscal 1998. This increase resulted from increased borrowings under the Company's credit facilities primarily relating to the Company's acquisitions.

     INCOME TAXES. Income taxes for the Second Quarter of Fiscal 1999 increased by 217%, or $275,000, to $402,000 from $127,000 for the Second Quarter of Fiscal 1998.

     NET INCOME. As a result of the factors described above, net income for the Second Quarter of Fiscal 1999 increased by 136%, or $262,000, to $454,000 as compared to net income of $192,000 for the Second Quarter of Fiscal 1998.

     SIX MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
     --------------------------------------------------------

     NET SALES. Net sales for the six months ended February 28, 1999 increased by 78%, or $15,100,000, to $34,356,000 from $19,256,000 for the six months ended
February 28, 1998. Net sales for the Company's United States operations increased by 173%, or $17,454,000, from $10,110,000 in the six months ended February 28, 1998 to $27,564,000 in the six months ended February 28, 1999. This increase was attributable primarily to an increase in net sales resulting from the Kwik Acquisition and the Mega Art Acquisition and, to a lesser extent, the Zazula Acquisition, the SuperGraphics Acquisition and an increase in net sales in the Company's other United States subsidiaries. Net sales for the Company's United Kingdom operations decreased by 26%, or $2,354,000, from $9,146,000 in the six months ended February 28, 1998 to $6,792,000 in the six months ended February 28, 1999. This decrease was attributable primarily to a market-driven downturn in the financial printing industry in the United Kingdom.

     COST OF SALES. Cost of sales for the six months ended February 28, 1999 increased by 68%, or $7,010,000, to $17,310,000 from $10,300,000 for the six months ended February 28, 1998. As a percentage of net sales, cost of sales decreased from 53% for the six months ended February 28, 1998 to 50% for the six months ended February 28, 1999. Cost of sales for the Company's United States operations increased as a percentage of net sales from 46% for the six months ended February 28, 1998 to 49% for the six months ended February 28, 1999. Such increase was attributable primarily to increased costs incurred in connection with the Company's preparation for expansion of its large format and digital print businesses. Cost of sales for the Company's United Kingdom operations decreased as a percentage of net sales from 61% for the six months ended February 28, 1998 to 58% for the six months ended February 28, 1999. Such decrease was attributable primarily to the change in product mix to include less digital print services as well as the reduced operations at the Company's financial printing facility.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased by 86%, or $5,827,000, from $6,747,000 for the six months ended February 28, 1998 to $12,574,000 for the six months ended February 28, 1999. Such increase was attributable primarily to the increased level of operations which resulted from the Kwik Acquisition and the Mega Art Acquisition, and, to a lesser extent, the Zazula Acquisition, the SuperGraphics Acquisition and the hiring of additional management and administrative personnel and costs associated with the Company's acquisitions. As a percentage of net sales, SG&A increased from 35% for the six months ended February 28, 1998 to 37% for the six months ended February 28, 1999. SG&A increased a percentage of net sales as a result of increased salary expenses.

     RESTRUCTURING EXPENSES. During the six months ended February 28, 1999, the Company continued to consolidate its United Kingdom financial printing operations. As a result of such consolidation, the Company incurred restructuring expenses of $196,000.

     INCOME FROM OPERATIONS. Income from operations for the six months ended February 28, 1999 increased by 94%, or $2,067,000, to $4,276,000 from $2,209,000 for the six months ended February 28, 1998. Of this amount, $4,003,000 was contributed by the Company's United States operations and $273,000 by the Company's United Kingdom operations. This increase resulted from higher net sales offset in part by higher production costs associated with such net sales and the restructuring expenses incurred in connection with the consolidation of the Company's United Kingdom financial printing operations.

     NET INTEREST EXPENSE. Net interest expense for the six months ended February 28, 1999 increased by 149%, or $1,659,000, to $2,770,000 from
$1,111,000 for the six months ended February 28, 1998. This increase resulted from increased borrowings under the Company's credit facilities primarily related to the Company's acquisitions.

     INCOME TAXES. Income taxes for the six months ended February 28, 1999 increased by 71%, or $282,000, to $682,000 from $400,000 for the six months ended February 28, 1998.

     NET INCOME. As a result of the factors described above, net income for the six months ended February 28, 1999 increased by 18%, or $126,000, to $824,000 as compared to net income of $698,000 for the six months ended February 28, 1998.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

     CASH FLOW. Net cash used in operating activities was $3,654,000 for the first six months of fiscal 1999 and $595,000 for the first six months of fiscal 1998. Net cash used in investing activities for the acquisition of property and equipment was $711,000 for the first six months of fiscal 1999 and $599,000 for the first six months of Fiscal 1998. For the first six months of fiscal 1999 and fiscal 1998, the Company acquired equipment under capital leases of $2,597,000 and $407,000, respectively, and made payments under capital leases of $1,157,000 and $933,000, respectively. Net bank borrowings provided funds of $29,543,000 for the first six months of fiscal 1999 and $857,000 for the first six months of fiscal 1998.

     BANK CREDIT FACILITIES. The Company has borrowing arrangements with commercial banks in both New York and London. During the First Quarter of Fiscal 1999, the Company amended its existing credit facility with CIBC in the aggregate amount of $52,000,000, which consist of a: (i) $32,000,000 term loan;
(ii) $15,000,000 revolving line of credit facility which is available for working capital purposes; and (iii) $5,000,000 credit facility which is available for corporate acquisition purposes. Such borrowings are guaranteed by the Company's United States subsidiaries, including subsidiaries currently owned and subsequently acquired. In addition, the Company pledged all of its equity interests in its United States subsidiaries, including subsidiaries currently owned and subsequently acquired, and two-thirds of its equity interests in its wholly-owned United Kingdom subsidiary as collateral for such credit facilities. Interest under such credit facilities is, at the Company's option, at the Base Rate or at the Eurodollar Rate, as defined, plus an Applicable Margin, as defined, ranging from 0.75% to 3.0% depending on the Company's consolidated debt to earnings ratio and the type of loan. As of February 28, 1999, the Company had an outstanding balance of $32,000,000 under the term loan, and $14,935,000 under the revolving credit facility and $5,000,000 under the acquisition loan.

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

     The warrants issued in connection with the Subordinated Loan, which were deemed to have a value of approximately $308,000, have been recorded as deferred financing costs, and are being amortized on a straight-line basis over approximately five years.

     The Company's credit facility with its London bank provides for combined lines of credit of (pound)2,650,000 (approximately $4,248,000) for working capital for its United Kingdom operations. Such credit facility was increased from (pound)1,400,000 (approximately $2,308,000) on May 13, 1998. These lines of credit renew annually and bear interest at 2.0% or 2.5% over the bank's Base Rate, as defined. In addition, the Company is required to pay a service charge equal to 0.2% of invoice value. These lines of credit contain covenants which require the Company's United Kingdom subsidiaries to maintain a minimum net worth of (pound)500,000, limit borrowings up to specified amounts of accounts receivable aged 120 days or less and are guaranteed by the Company for the principal amount of up to (pound)500,000. Amounts outstanding are collateralized by substantially all of the Company's United Kingdom assets. As of February 28, 1999, the Company had an outstanding balance of (pound)1,494,000 (approximately $2,394,000) under its United Kingdom credit facility.

     In connection with the Five Star Acquisition, the Company entered into a three-year term loan of (pound)400,000 (approximately $660,000) with its London bank. Such term loan bears interest at 2.4% over the bank's Base Rate, as defined, and contains covenants which require the Company to maintain certain debt to earnings ratios and Net Tangible Assets, as defined, and limits borrowings to 75% of Net Tangible Assets. The Company's obligations under the term loan are guaranteed by its United Kingdom subsidiaries. As of February 28, 1999, the Company had an outstanding balance of (pound)322,000 (approximately $517,000) under the term loan.

     The Company has not met a financial covenant under its credit facilities with CIBC and has requested a waiver of such covenant from CIBC. At February 28, 1999, the credit facilities have been classified as a short-term liability until such waiver is obtained. The Company believes that CIBC will grant such waiver, however, there can be no assurance that such waiver will be obtained.

     The Company expects that cash flow from operations will be sufficient to fund its capital lease obligations, debt service payments, potential earn-outs, capital expenditures and operations for at least 12 months. The Company has received a commitment from other lenders to replace the existing CIBC credit facilities. Such commitment is initially for $65,000,000 of senior debt with a potential increase to $100,000,000 of senior and subordinated debt. There can be no assurance, however, that such new financing arrangements will be consummated by the Company.

     WORKING CAPITAL. The Company's working capital decreased by $52,951,000 from $8,897,000 at August 31, 1998 to a working capital deficit of $44,054,000 at February 28, 1999. Such decrease is attributable to the Company's credit facilities with CIBC being classified as a short-term liability until a waiver from CIBC is obtained. If the Company had obtained a waiver from CIBC, the Company's working capital at February 28, 1999 would have been $15,001,000.

     ACQUISITIONS. Subsequent to the end of the quarter, on April 7, 1999, the Company, through its wholly-owned subsidiary Unison (NY), consummated the X+C Acquisition. The purchase price included an initial cash payment of $70,000 and the issuance of 40,000 shares of restricted Common Stock of the Company to the sole shareholder of X+C. In addition, the purchase price includes a deferred cash payment of $100,000 payable on April 1, 2000, and an earn-out payment of up to $1,000,000 in cash or in some combination of cash and restricted Common Stock of the Company in the event X+C achieves certain financial performance objectives.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

     A dispute has arisen out of the Company's acquisition of Libra City Corporate Printing Limited ("Libra") in the United Kingdom. The Company has withheld a portion of the earn-out payment (approximately (pound)230,000 or $368,000) because of a potential breach of a non-competition clause and warranties. The parties attempted to resolve the dispute outside of litigation. However, on August 13, 1998, certain of the shareholders of Libra filed suit against the Company in the High Court of Justice, Queen's Bench Division seeking the balance of the earn-out payment. The Company filed a counterclaim seeking to offset any earn-out payments that may be owed to such shareholders in addition to any damages arising out of the alleged breach of warranties. On April 14, 1999, the Court ruled that the Company's counterclaim may proceed to trial.

     Subsequent to the end of the quarter, on March 31, 1999, the Trustee for Cardinal filed an adversary proceeding against the Company in Cardinal's Chapter 7 bankruptcy proceeding pending in the United States Bankruptcy Court for the Southern District of New York. The Trustee is seeking recovery of funds alleged to be the property of the bankruptcy estate under various bankruptcy code provisions. In addition, the Trustee is seeking a declaratory judgment regarding the bankruptcy estate's entitlement to a portion of the proceeds from the sale of real property acquired by the Company pursuant to the Cardinal Purchase Agreement. The Company believes that the bankruptcy estate is not entitled to any additional monies under the Cardinal Purchase Agreement.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Subsequent to the end of the quarter, on March 12, 1999, the Company issued 25,000 shares of restricted Common Stock of the Company to each of Shimon Azulay and Nadav Chen, employees of Mega Art, as partial consideration for the Mega Art Acquisition.

     Subsequent to the end of the quarter, on April 7, 1999, the Company issued 40,000 shares of restricted Common Stock of the Company to Peter Ksiezopolski as partial consideration for the X+C Acquisition.

     No underwriter was employed by the Company in connection with the issuances and sales of the securities described above. The Company believes that the issuances and sales of all of the foregoing securities were exempt from registration under either (i) Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving a public offering, or (ii) in the case of the shares issued to the employee, Rule 701 under the Act as a transaction made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. No public offering was involved and the securities were acquired for investment and not with a view to distribution. Appropriate legends have been affixed to the stock certificates issued to the all recipients of such shares. All recipients had adequate access to information about the Company.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

     The Company has not met a financial covenant under its credit facilities with CIBC and has requested a waiver of such covenant from CIBC. At February 28, 1999, the credit facilities have been classified as a short-term liability until such waiver is obtained. The Company believes that CIBC will grant such waiver, however, there can be no assurance that such waiver will be obtained.

     In addition, the Company has received a commitment from other lenders to replace the existing CIBC credit facilities. Such commitment is initially for $65,000,000 of senior debt with a potential increase to $100,000,000 of senior and subordinated debt. There can be no assurance, however, that such new financing arrangements will be consummated by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of the Company was held on February 4, 1999.

     There were 4,156,308 shares present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

          NOMINEE                           FOR                         WITHHELD
          -------                           ---                         --------

William E. Dye                           4,145,698                       10,610
Peter Saad                               4,145,698                       10,610
Richard J. Sirota                        4,145,198                       11,110
Anthony Manser                           4,145,198                       11,110
Harvey Silverman                         4,145,198                       11,110
David Wachsman                           4,145,198                       11,110

     Also at the meeting, a vote was taken on the proposal to amend the Certificate of Incorporation of the Company to increase the Company's authorized shares of Common Stock from 10,000,000 to 25,000,000 and the Company's authorized Preferred Stock from 5,000,0000 to 10,000,000. Of the 4,156,308 shares present at the meeting in person or by proxy, 3,418,513 shares were voted in favor of such proposal, 131,980 shares were voted against such proposal, and 600 shares abstained from voting. There were also 605,215 broker non-votes with respect to such proposal.

     Also at the meeting, a vote was taken on the proposal to amend the 1997 Equity Incentive Plan to increase the number of shares of Common Stock reserved for the issuance upon exercise of options granted under such plan from 500,000 to 1,000,000. Of the 4,156,308 shares present at the meeting in person or by proxy, 3,151,213 shares were voted in favor of such proposal, 398,880 shares were voted against such proposal, and 1,000 shares abstained from voting. There were also 605,215 broker non-votes with respect to such proposal.

     Finally, a vote was taken at the meeting on the proposal to ratify the appointment of Ernst & Young LLP as the independent certified public accountants of the Company for the fiscal year ending August 31, 1999. Of the 4,156,308 shares present at the meeting in person or by proxy, 4,147,898 shares were voted in favor of such proposal, 800 shares were voted against such proposal, and 7,610 shares abstained from voting.

ITEM 5.  OTHER INFORMATION.

     On February 4, 1999, the Company's application for listing of the Company's Common Stock on the American Stock Exchange ("AMEX") was approved. The Company's Common Stock began trading on AMEX on February 8, 1999.

     Subsequent to the end of the quarter, on April 7, 1999, the Company, through its wholly-owned subsidiary Unison (NY), consummated the X+C Acquisition. The purchase price included an initial cash payment of $70,000 and the issuance of 40,000 shares of restricted Common Stock of the Company to the sole shareholder of X+C. In addition, the purchase price includes a deferred cash payment of $100,000 payable on April 1, 2000, and an earn-out payment of up to $1,000,000 in cash or in some combination of cash and restricted Common Stock of the Company in the event X+C achieves certain financial performance objectives.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K.

(A) EXHIBITS.

         Exhibit No.                       Description of Exhibit
         -----------                       ----------------------

         10.1 Asset Purchase Agreement dated as of April 7, 1999 by and among Unidigital Inc., Unison (NY), Inc., Peter X(+C) Limited and Peter Ksiezopolski.

         27.1                              Financial Data Schedule.

(B) REPORTS ON FORM 8-K.

     On February 16, 1999, the Company filed a Current Report on Form 8-K/A containing required financial statements and pro forma financial information relating to the SuperGraphics Acquisition disclosed in its Current Report on form 8-K filed on December 14, 1998.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                UNIDIGITAL INC.



DATE:      April 19, 1999                       By:  /s/William E. Dye
                                                   -----------------------------
                                                   William E. Dye,
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)