Form 10-Q
period 1999-05-31
UNIDIGITAL INC
filed 1999-07-20
CIK 1003934

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1999
                           Commission File No. 1-14126


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

                    Yes:  X                          No:
                        -----                           -----

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of June 30, 1999:

Class                                               Number of Shares
-----                                               ----------------
Common Stock,  $.01 par value                           5,493,002

     Transitional Small Business Disclosure Format (check one):

                    Yes:                             No:  X
                        -----                           -----

                        UNIDIGITAL INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION

     Item 1.   Financial Statements..........................................1

          CONSOLIDATED BALANCE SHEETS
          as at May 31, 1999 (unaudited)
          and August 31, 1998 (audited)......................................2

          CONSOLIDATED INCOME STATEMENTS
          For the Three Months and Nine
          Months Ended May 31, 1999 and
          May 31, 1998 (unaudited)...........................................3

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Months Ended
          May 31, 1999 and May 31, 1998
          (unaudited)........................................................4

          NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS (unaudited).............................................5

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................12

          General............................................................12

          Results of Operations..............................................12

          Liquidity, Capital Resources and Other Matters.....................16

          Year 2000 Compliance...............................................18

     Item 3.   Quantitative and Qualitative Disclosure
               About Market Risk.............................................19

PART II   OTHER INFORMATION

     Item 1.   Legal Proceedings.............................................20

     Item 2.   Changes in Securities and Use of Proceeds.....................20

     Item 5.   Other Information.............................................21

     Item 6.   Exhibits and Reports on Form 8-K..............................22

SIGNATURES...................................................................24

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                                MAY 31,               AUGUST 31,
                                                                                  1999                   1998
                                                                               --------                 ------
                                                                              (UNAUDITED)
                                        ASSETS
Current assets:
   Cash and cash equivalents......................................        $      321,000             $     287,000
   Accounts receivable (less allowance for doubtful
     accounts of $877,000 and $581,000 at
     May 31, 1999 and August 31, 1998, respectively)..............            25,530,000                16,917,000
   Deferred financing costs, net..................................             2,910,000                 1,013,000
   Prepaid expenses...............................................             5,423,000                 2,727,000
   Other current assets...........................................             3,035,000                 3,360,000
                                                                          --------------             -------------
       Total current assets.......................................            37,219,000                24,304,000
Property and equipment, net.......................................            20,188,000                14,591,000
Intangible assets, net............................................            61,361,000                28,107,000
Other assets......................................................               803,000                   313,000
                                                                          --------------             -------------
       Total assets...............................................        $  119,571,000             $  67,315,000
                                                                          ==============             =============
                                        LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses..........................        $    8,606,000             $   8,571,000
   Current portion of capital lease obligations...................             3,329,000                 1,935,000
   Current portion of long-term debt..............................               550,000                 3,610,000
   Income taxes payable...........................................             1,650,000                   887,000
   Deferred income taxes..........................................                    --                   249,000
   Loans and notes payable to stockholders........................               592,000                   155,000
                                                                          --------------             -------------
       Total current liabilities..................................            14,727,000                15,407,000
Capital lease obligations, net of current portion.................             5,684,000                 2,830,000
Long-term debt, net of current portion............................            72,432,000                33,978,000
Deferred income taxes.............................................               833,000                   500,000
Loans and notes payable to stockholders, net of current portion...               207,000                   207,000
                                                                          --------------             -------------
       Total liabilities..........................................            93,883,000                52,922,000
                               STOCKHOLDERS' EQUITY
Preferred stock -- authorized 10,000,000 shares at
   May 31, 1999 and 5,000,000 shares at August 31, 1998,
   respectively, $.01 par value each; none issued
   or outstanding...............................                                      --                        --
Common stock -- authorized 25,000,000 shares at
   May 31, 1999 and 10,000,000 shares at August 31, 1998,
   respectively, $.01 par value each; 5,493,002 and 3,902,634 shares issued and outstanding at May 31, 1999 and
   August 31, 1998, respectively..................................                55,000                    39,000
Additional paid-in capital........................................            20,209,000                 9,865,000
Retained earnings.................................................             5,724,000                 4,374,000
Cumulative foreign translation adjustment.........................              (300,000)                  115,000
                                                                          --------------             -------------
       Total stockholders' equity.................................            25,688,000                14,393,000
                                                                          --------------             -------------
       Total liabilities and stockholders' equity.................        $  119,571,000             $  67,315,000
                                                                          ==============             =============

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                         CONSOLIDATED INCOME STATEMENTS
                         ------------------------------
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED,                     NINE MONTHS ENDED,
                                             -------------------------------     ------------------------------------
                                                MAY 31,            MAY 31,             MAY 31,            MAY 31,
                                                 1999               1998                1999               1998
                                                 ----               ----                ----               ----
REVENUES
   Net sales.........................      $ 21,787,000       $ 13,995,000        $ 56,165,000         $32,845,000
                                           ------------       ------------        ------------         -----------
EXPENSES
   Cost of sales.....................        10,663,000          7,693,000          27,980,000          17,598,000
   Selling, general and administrative
     expenses........................         7,468,000          4,204,000          19,906,000          10,943,000
   Expenses incurred due to
     restructuring...................               --             247,000             287,000             247,000
                                           ------------       ------------        ------------         -----------
   Total operating expenses..........        18,131,000         12,144,000          48,173,000          28,788,000
                                           ------------       ------------        ------------         -----------
   Income from operations............         3,656,000          1,851,000           7,992,000           4,057,000
   Interest expense..................         1,786,000            840,000           4,587,000           1,388,000
   Interest expense - deferred
     financing costs.................           140,000            220,000             331,000             696,000
   Interest and other expenses
     (income)........................           110,000             41,000             (77,000)            127,000
                                           ------------       ------------        -------------        -----------
   Income before income taxes........         1,620,000            750,000           3,151,000           1,846,000
   Provision for income taxes........           566,000            307,000           1,259,000             704,000
                                           ------------       ------------        ------------         -----------
Net income before extraordinary
     item............................         1,054,000            443,000           1,892,000           1,142,000
Extraordinary  item-loss on early
     retirement of debt (net of income
     tax benefit of $460,000 at May 31,
     1999 and $137,000 at May 31, 1998,
     respectively)...................           542,000            143,000             542,000             143,000
                                           ------------       ------------        ------------         -----------
Net income...........................      $    512,000       $    300,000        $  1,350,000         $   999,000
                                           ============       ============        ============         ===========

Basic earnings (loss) per common share:
   Earnings before extraordinary
     item............................      $       0.20       $       0.12        $       0.37         $      0.34
   Extraordinary item................             (0.10)             (0.04)              (0.11)              (0.04)
                                           ------------       ------------        ------------         -----------
   Net income........................      $       0.10       $       0.08        $       0.26         $      0.30
                                           ============       ============        ============         ===========

Diluted earnings (loss) per common
   share:
   Earnings before extraordinary
     item............................      $       0.19       $       0.11        $       0.36         $      0.31
   Extraordinary item................             (0.10)             (0.04)              (0.10)              (0.04)
                                           ------------       ------------        ------------         -----------
   Net income........................      $       0.09       $       0.07        $       0.26         $      0.27
                                           ============       ============        ============         ===========

Shares used to compute net income
   per share:
   Basic.............................         5,367,975          3,724,459           5,140,197           3,403,721
                                           ============       ============        ============         ===========
   Diluted...........................         5,461,352          4,036,427           5,242,682           3,640,752
                                           ============       ============        ============         ===========

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED,
                                                                                MAY 31,             MAY 31,
                                                                                 1999                1998
                                                                                 ----                ----
OPERATING ACTIVITIES
Net income.........................................................         $  1,350,000         $   999,000
Adjustments to reconcile  net income to
  net cash provided by (used in) operating
  activities:
       Depreciation and amortization...............................            5,447,000           2,684,000
       Provision for deferred income taxes.........................               89,000              91,000
       Provision for bad debts.....................................              315,000              32,000
       Gain on sale of assets......................................             (191,000)                 --
       Extraordinary item..........................................            1,002,000                  --
Changes in assets and liabilities:
       Accounts receivable.........................................           (5,258,000)         (3,272,000)
       Prepaid expenses and other current assets...................             (480,000)         (3,494,000)
       Other assets................................................             (324,000)            (91,000)
       Accounts payable and accrued expenses.......................           (4,711,000)            776,000
       Income taxes payable........................................              376,000             317,000
                                                                            ------------         -----------
Net cash used in operating activities..............................           (2,385,000)         (1,958,000)
                                                                            ------------         -----------
INVESTING ACTIVITIES
Proceeds of sale of fixed assets...................................              945,000                  --
Additions to property and equipment................................           (1,032,000)           (837,000)
Business acquisitions..............................................          (27,259,000)        (21,245,000)
                                                                            ------------         -----------
Net cash used in investing activities..............................          (27,346,000)        (22,082,000)
                                                                            ------------         -----------
FINANCING ACTIVITIES
Net proceeds from bank borrowings..................................           90,350,000          22,386,000
Payments of capital lease obligations..............................           (2,091,000)         (1,422,000)
Payments of long-term debt.........................................          (58,413,000)                 --
Stockholder loans..................................................             (173,000)                 --
Common stock issued................................................               92,000              20,000
                                                                            ------------         -----------
Net cash provided by financing activities..........................           29,765,000          20,984,000
                                                                            ------------         -----------
Effect of foreign exchange rates on cash...........................                   --              15,000
                                                                            ------------         -----------
Net increase (decrease) in cash and cash equivalents...............               34,000          (3,041,000)
Cash and cash equivalents at beginning of period...................              287,000           3,203,000
                                                                            ------------         -----------
Cash and cash equivalents at end of period.........................         $    321,000         $   162,000
                                                                            ============         ===========
SUPPLEMENTAL DISCLOSURES
Interest paid......................................................         $  4,423,000         $   407,000
                                                                            ============         ===========
Income taxes paid..................................................         $    438,000         $   159,000
                                                                            ============         ===========
Noncash transactions:
Equipment acquired under capital lease obligations.................         $  4,344,000         $ 1,310,000
                                                                            ============         ===========
Value of warrants issued - business acquisitions...................         $    931,000         $        --
                                                                            ============         ===========
Value of warrants - additional financing...........................         $    308,000         $        --
                                                                            ============         ===========
Business acquisitions (net of liabilities of $8,682,000)...........         $  2,939,000         $        --
                                                                            ============         ===========
Stock issued for business acquisitions.............................         $  9,029,000         $        --
                                                                            ============         ===========

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION:

     The information presented for May 31, 1999, and for the three-month and the nine-month periods ended May 31, 1999 and May 31, 1998, is unaudited, but, in the opinion of the management of Unidigital Inc., its wholly-owned subsidiaries and its and their subsidiaries, affiliated companies and predecessors (collectively, the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of May 31, 1999, the results of their operations for the three-month and the nine-month periods ended May 31, 1999 and May 31, 1998 and their cash flows for the nine-month periods ended May 31, 1999 and May 31, 1998.

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION AND BUSINESS:

     The Company is a media services company that provides large and grand format digital image solutions combined with a full suite of digital "premedia" (previously referred to as prepress) services to advertising agencies, retailers, publishers, graphic design firms, consumer product companies, government agencies, individual graphic artists and marketing and communications firms in both the United States and the United Kingdom. In the third quarter of fiscal 1999, the Company began delivering its services through two principal business divisions. The Media Solutions division creates and produces large and grand format images for out-of-home advertising and develops new media concepts. The Premedia Services division provides digital premedia, including retouching and short-run digital printing services.

                       UNIDIGITAL INC. AND SUBSIDIARIES
                       --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     FOREIGN CURRENCY TRANSLATION:

     The portion of the Company's financial statements relating to the Company's United Kingdom operations are translated into United States Dollars using period-end exchange rates ((pound)1.00 = $1.67 at August 31, 1998 and $1.60 at May 31, 1999, respectively, for balance sheet accounts) and average exchange rates ((pound)1.00 = $1.61 and $1.68 for the three month periods ended May 31, 1999 and May 31, 1998, respectively, and $1.64 and $1.68 for the nine month periods ended May 31, 1999 and May 31, 1998, respectively, for income statement accounts). The translation difference is reflected as a separate component of stockholders' equity.

     EARNINGS PER SHARE:

     The following table sets forth the computation of basic and dilutive earnings per share:


                                                            THREE MONTHS ENDED,                   NINE MONTHS ENDED,
                                                     ----------------------------------    ----------------------------------
                                                                 MAY 31,                                MAY 31,
                                                          1999             1998                 1999              1998
                                                          ----             ----                 ----              ----
Numerator for basic and diluted earnings per
     share-net income available for common
     stockholders...............................      $   512,000      $   300,000           $  1,350,000     $   999,000
                                                      ===========      ===========           ============     ===========
Denominator:
   Denominator for basic earnings per share-
     Weighted average shares....................        5,367,975        3,724,459              5,140,197       3,403,721
   Effect of dilutive securities:
     Stock options..............................           21,880          109,555                 17,483          64,896
     Warrants...................................           71,497          202,413                 85,002         172,135
                                                      -----------      -----------           ------------     -----------
   Denominator for diluted earnings per
     share-adjusted weighted-average shares and
     assumed conversions........................        5,461,352        4,036,427              5,242,682       3,640,752
                                                      ===========      ===========           ============     ===========


     The following securities have been excluded from the dilutive per share computation as they are antidilutive:


                                                      THREE MONTHS ENDED,                      NINE MONTHS ENDED,
                                              --------------------------------------------------------------------------------
                                                            MAY 31,                                 MAY 31,
                                                    1999              1998                 1999                  1998
                                              --------------------------------------------------------------------------------
Stock options..................................   564,999            11,000              564,999                11,000
Warrants.......................................   342,000            25,000              342,000               117,000

                      UNIDIGITAL INC. AND SUBSIDIARIES
                      --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

NOTE C - AMENDMENT TO CERTIFICATE OF INCORPORATION:

     On May 14, 1999, the Company filed an amendment to its Certificate of Incorporation increasing the Company's authorized shares of Common Stock from 10,000,000 to 25,000,000 and the Company's authorized shares of Preferred Stock from 5,000,000 to 10,000,000.

NOTE D - STOCK OPTION PLANS:

     Pursuant to the 1997 Equity Incentive Plan, as amended, the Company granted options to purchase an aggregate of 241,650 shares of its Common Stock during the three months ended May 31, 1999. All options were granted at their fair market value.

NOTE E - LONG-TERM DEBT:

     Long-term debt consists of the following:


                                                                   FACILITY
                                                                    AMOUNT                  AMOUNT OUTSTANDING
                                                                                  ----------------------------------------
                                                                   MAY 31,              MAY 31,            AUGUST 31,
                                                                     1999                1999                 1998
                                                              ------------------------------------------------------------
Revolving line of credit;  interest at the Prime Rate or
  at the Eurodollar Rate, as defined, plus an Applicable
  Margin, as defined, ranging from 1.0% to 3.25%...........   $   65,000,000        $  60,850,000        $          --
Credit facility in the United Kingdom interest at the
   bank's overdraft rate plus 2.75%; facility amount is
   (pound)150,000 ($240,000)...............................          240,000              165,000                   --
Credit facilities in the United Kingdom; interest at
   either the  bank's  overdraft  rate plus 2% or 2.5%,
   including a temporary facility of approximately
   (pound)450,000 ($720,000) renewable April 30, 1999;
   facility amount is approximately (pound)2,650,000
   ($4,248,000)............................................               --                   --            2,135,000
Term loan, matures in March 2003; payable in sixteen
   quarterly  installments  ranging from  $960,000 to
   $1,920,000 in March 2003, plus interest at the Base
   Rate or at the Eurodollar Rate, as defined, plus an
   Applicable Margin, as defined, ranging from 0.75% to
   3....0%.................................................               --                   --           25,000,000
Revolving line of credit; matures in March 2003,
  interest at the Base Rate or at the Eurodollar Rate,
  as defined, plus an Applicable Margin, as defined,
  ranging from 0.75% to 3.0%...............................               --                   --            8,435,000
Subordinated loan matures in March 2004; base interest
   of 12 1/2%; plus 0.25% the first day after the first
   anniversary of the Note; plus 0.25% following the
   last day of each 90 day period until payment in full....       10,000,000           10,000,000                   --


                      UNIDIGITAL INC. AND SUBSIDIARIES
                      --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

                                                                   FACILITY
                                                                    AMOUNT                  AMOUNT OUTSTANDING
                                                                                  ----------------------------------------
                                                                   MAY 31,              MAY 31,            AUGUST 31,
                                                                     1999                1999                 1998
                                                              ------------------------------------------------------------

Installment note due seller of Elements (SF); payable
   in eight quarterly installments of $11,600,
   including interest at 6.0%..............................               --                   --             11,000
Installment note due seller of Unison (MA); matures in
   January 1999, payable in two annual installments of
   $75,000 including interest at 8%........................               --                   --             75,000
Notes payable for certain equipment, maturing on dates
   between October 1998 and September 2003, payable in
   monthly installments of $22,000  until October 1998
   and $14,000  thereafter,  including  interest at 8.54%
   and 8.4%, respectively..................................               --              499,000            618,000
Treasury loan facility in United Kingdom; matures in
   July 2001, payable in monthly installment of $19,000
   plus interest of LIBOR, as defined, plus the Banks
   Margin of 2.4%..........................................               --                   --            651,000
Note payable, payable in monthly installments of
   approximately $1,000 including interest at 10.35%.......               --               10,000             17,000
Investment fee due May 2001, senior subordinated note......
                                                                          --            1,000,000                 --
Installment note due seller of Kwik International;
   matures in April 2001, payable in thirty-six monthly
   installments of approximately $21,000 including
   interest at 5.7%........................................               --              458,000            646,000
                                                              -----------------------------------------------------------
                                                                                       72,982,000         37,588,000
Less current portion                                                                      550,000          3,610,000
                                                              -----------------------------------------------------------
                                                                                       72,432,000        $33,978,000
                                                              ===========================================================

     On May 12, 1999, the Company terminated its existing financing facilities and entered into a new borrowing arrangement consisting of a $65,000,000 revolving line of credit facility. The revolving line of credit facility may be increased to $80,000,000 in the event the Company raises subordinated debt with net proceeds of at least $20,000,000. The borrowings are guaranteed by the Company's subsidiaries and the Company pledged all of its equity interests in its United States subsidiaries and 65% of its equity interests in its United Kingdom subsidiaries as collateral for such credit facility. Interest under such credit facility is, at the Company's option, at the Prime Rate or at the Eurodollar Rate, as defined, plus an Applicable Margin, as defined, ranging from 1.0% to 3.25% depending on the Company's consolidated debt to earnings ratio and the type of loan. As of May 31, 1999, the Company had an outstanding balance of $60,850,000 under the revolving credit facility.

                     UNIDIGITAL INC. AND SUBSIDIARIES
                     --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     The following table shows the required future repayments under the Company's revolving credit facility:

                          AMOUNT (IF PRIOR TO       AMOUNT (IF AFTER
                          REVOLVING CREDIT          REVOLVING CREDIT
                          FACILITY INCREASE)        FACILITY INCREASE)
                          -----------------------------------------------

   Fiscal years ending:
          1999            $                 --      $                --
          2000                              --                       --
          2001                       1,250,000                1,250,000
          2002                       5,000,000                6,250,000
          2003                       7,500,000               11,250,000
          Thereafter                47,100,000               42,100,000
                          ---------------------------------------------
                                    60,850,000               60,850,000
                          =============================================


     The credit facility contains covenants that require the Company to maintain certain earnings and debt to earnings ratio requirements based on the combined operations of the Company and its subsidiaries. The credit facility is secured by a first priority lien on all of the assets of the Company and its subsidiaries and restricts the Company's ability to pay certain dividends without the bank's prior written consent.

     In November 1998, the Company borrowed a principal amount of $10,000,000 pursuant to a subordinated unsecured loan (the "Subordinated Loan"). The Subordinated Loan matures on March 31, 2004 and bears interest at a rate per annum equal to the sum of (i) 12.50% plus (ii) an additional percentage amount equal to 0.25% commencing on November 30, 1999 and increasing by 0.25% following the last day of each 90-day period thereafter. Until November 30, 1999, at the option of the lender, interest is payable in additional notes, Common Stock of the Company or warrants to purchase Common Stock of the Company. Thereafter, interest is payable in either additional notes or cash, depending on certain coverage ratios and, in the case of cash interest payments, the approval of the senior lender. The Company will incur an additional premium of 5.0% on any prepayments of the Subordinated Loan made prior to November 30, 1999. Such additional premium will be reduced by 100 basis points on December 1, 1999 and shall be reduced by such amount on each December 1st thereafter until December 1, 2003. In connection with the Subordinated Loan, the Company issued ten-year warrants to the lender to purchase 440,000 shares of the Company's Common Stock at an exercise price not to exceed $5.00 per share. In the event the Company has not paid the loan in full by November 30, 1999 (subject to extension in certain instances), the Company will issue ten-year warrants to the lender to purchase an additional 200,000 shares of the Company's Common Stock at an exercise price not to exceed $5.00 per share. In the event the Subordinated Loan has not been paid in full by May 31, 2001, the exercise price of such warrants shall be reduced by $1.00 per share and, on each anniversary

                     UNIDIGITAL INC. AND SUBSIDIARIES
                     --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

of such date, such exercise price shall be reduced by an additional $1.00 per share. In addition, subject to certain limitations, the Company granted registration rights, including "demand" registration rights, to such lender.

     The warrants issued in connection with the Subordinated Loan, which were deemed to have a value of approximately $308,000, have been recorded as deferred financing costs, and are being amortized on a straight-line basis over approximately five years.

NOTE F - ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION:

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

     On April 22, 1999, the Company, through Unison (NY), consummated the acquisition (the "Progress Acquisition") of substantially all of the assets of Progress Graphics, Inc., a New Jersey corporation ("Progress"), located in
Jersey City, New Jersey. The purchase price included the issuance of 86,059 shares ($500,000) of restricted Common Stock of the Company to the sole shareholder of Progress. In addition, the purchase price includes earn-out payments in cash, restricted Common Stock of the Company or some combination thereof in the event Progress attains revenues in excess of $3,000,000 in any of the first three years following the closing.

     On April 30, 1999, the Company, through Elements (UK) Limited, a United Kingdom corporation ("Elements (UK)"), consummated the acquisition (the "Interface Acquisition") of all the issued and outstanding shares of capital stock of Interface Graphics Limited, a company registered in Scotland ("Interface"), located in Edinburgh, Scotland. The initial aggregate purchase price was (pound)425,000 which included the issuance of 49,695 shares (approximately (pound)132,000 or $218,000) of restricted Common Stock of the Company to the shareholders of Interface. In addition, the purchase price includes deferred cash payments of (pound)20,000 payable on each of January 31, 2000 and January 31, 2001, and earn-out payments of up to (pound)55,000 per year in the event Interface achieves certain financial performance objectives in any of the first two years following the closing.

     All of the foregoing acquisitions have been accounted for under the purchase method of accounting and, therefore, results of operations from such acquisitions are included in the Company's consolidated financial statements from the date of the respective acquisition.

                     UNIDIGITAL INC. AND SUBSIDIARIES
                     --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     The following supplemental pro forma information is presented as if the Company had completed the Kwik Acquisition, the Mega Art Acquisition, the Zazula Acquisition, the SuperGraphics Acquisition (each as hereinafter defined in Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations), the X+C Acquisition, the Progress Acquisition and the Interface Acquisition, as of September 1, 1998 and 1997, respectively:

                                                NINE MONTHS ENDED MAY 31,
                                         ---------------------------------------
                                              1999                  1998
                                         ---------------------------------------
Net sales.............................     62,655,000            54,238,000
Income from operations................      7,160,000             5,318,000
Net income............................        106,000             1,581,000
Net income per share - basic..........          $0.02                 $0.29
Net income per share - diluted........          $0.02                 $0.27

NOTE G - LEGAL PROCEEDINGS:

     On March 31, 1999, the Chapter 7 Trustee (the "Trustee") for Cardinal Communications Group, Inc. ("Cardinal") filed an adversary proceeding against the Company in Cardinal's Chapter 7 bankruptcy proceeding pending in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). In June 1999, the Company and the Trustee amicably resolved the dispute on the following items: the Company shall pay to the bankruptcy estate the sum of $150,000 in full and final satisfaction of any and all claims of the bankruptcy estate against the Company. The Trustee shall dismiss the adversary proceeding with prejudice and waive any and all claims against the Company under the bankruptcy code and that certain Asset Purchase Agreement dated as of August 2, 1996 between the Company and Cardinal (the "Cardinal Purchase Agreement"), including, without limitation, any and all claims to the proceeds from the sale of the real estate acquired by the Company pursuant to the Cardinal Purchase Agreement (the "Real Estate"). The settlement is subject to the approval of the Bankruptcy Court.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company is a media services company that provides large and grand format digital image solutions combined with a full suite of digital "premedia" (previously referred to as prepress) services to advertising agencies, retailers, publishers, graphic design firms, consumer product companies, government agencies, individual graphic artists and marketing and communications firms in both the United States and the United Kingdom. In the Third Quarter of Fiscal 1999 (as defined below), the Company began delivering its services through two principal business divisions. The Media Solutions division creates and produces large and grand format images for out-of-home advertising and develops new media concepts. The Premedia Services division provides digital premedia, including retouching and short-run digital printing services.

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to the media services industry; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; (vi) the Company's ability to obtain additional financing at favorable rates; and (vii) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

RESULTS OF OPERATIONS

     The consolidated financial information includes both the Company's United States operations and its United Kingdom operations. On March 25, 1998, the Company acquired substantially all of the assets of Kwik International, Ltd. (the "Kwik Acquisition"). As a result of such acquisition the Company has expanded its color separation and large format printing services in the New York and surrounding area. On September 2, 1998, the Company consummated the

Mega Art Acquisition (the "Mega Art Acquisition") resulting in the expansion of its wide format, digital premedia and printing services. On October 30, 1998, the Company consummated the Zazula Acquisition (the "Zazula Acquisition") resulting in the expansion of its retouching and premedia services, primarily to advertising agencies. On November 30, 1998, the Company completed the SuperGraphics Acquisition (the "SuperGraphics Acquisition") resulting in the expansion of its large format services. During the Third Quarter of Fiscal 1999, the Company consummated the X+C Acquisition, the Progress Acquisition and the Interface Acquisition. Such acquisitions have further enhanced the Company's creative and technical capabilities, broadened its client base within the high-end digital premedia market and expanded the Company's premedia services into the music industry and into the United Kingdom market. All of the foregoing acquisitions have been accounted for under the purchase method of accounting and, therefore, results of operations from such acquisitions are included in the Company's consolidated financial statements from the date of the respective acquisition.

     THREE MONTHS ENDED MAY 31, 1999 AND MAY 31, 1998

     NET SALES. Net sales for the three months ended May 31, 1999 ("Third Quarter of Fiscal 1999") increased by 56%, or $7,792,000, to $21,787,000 from $13,995,000 for the three months ended May 31, 1998 ("Third Quarter of Fiscal 1998"). Net sales for the Company's United States operations increased by 81%, or $7,775,000, from $9,612,000 in the Third Quarter of Fiscal 1998 to $17,387,000 in the Third Quarter of Fiscal 1999. This increase was attributable primarily to an increase in net sales resulting from the Mega Art Acquisition, the Zazula Acquisition and the SuperGraphics Acquisition, a full three months of net sales resulting from the Kwik Acquisition and, to a lesser extent, an increase in net sales in the Company's other United States subsidiaries and net sales resulting from the X+C Acquisition. Net sales for the Company's United Kingdom operations increased slightly by $17,000 from $4,383,000 in the Third Quarter of Fiscal 1998 to $4,400,000 in the Third Quarter of Fiscal 1999. This increase was attributable primarily to an increase in net sales relating to the large format and digital print businesses offset in part by a market-driven downturn in the financial printing industry in the United Kingdom.

     COST OF SALES. Cost of sales for the Third Quarter of Fiscal 1999 increased by 39%, or $2,970,000, to $10,663,000 from $7,693,000 for the Third Quarter of
Fiscal 1998. As a percentage of net sales, cost of sales decreased as a percentage of net sales from 55% for the Third Quarter of Fiscal 1998 to 49% for the Third Quarter of Fiscal 1999. Cost of sales for the Company's United States operations decreased slightly as a percentage of net sales from 51% for the Third Quarter of Fiscal 1998 to 50% for the Third Quarter of Fiscal 1999. Such decrease was attributable primarily to the change in product mix to include more large format services. Cost of sales for the Company's United Kingdom operations decreased as a percentage of net sales from 63% for the Third Quarter of Fiscal 1998 to 43% for the Third Quarter of Fiscal 1999. Such decrease was attributable primarily to the change in product mix to include less financial and traditional printing services as well as the renegotiation of certain of the Company's vendor contracts resulting in reduced supply costs to the Company.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased by 78%, or $3,264,000, from $4,204,000 for the Third Quarter of Fiscal 1998 to $7,468,000 for the Third Quarter of Fiscal 1999. Such increase was attributable primarily to the increased level of operations and costs associated with the Company's acquisitions and the hiring of additional management and administrative personnel. As a percentage of net sales, SG&A increased from 30% for the Third Quarter of Fiscal 1998 to 34% for the Third Quarter of Fiscal
1999. SG&A increased as a percentage of net sales as a result of increased salary expenses.

     RESTRUCTURING EXPENSES. In connection with the Kwik Acquisition, the Company consolidated its New York operations. As a result of such consolidation, the Company incurred restructuring expenses of $247,000 in the Third Quarter of Fiscal 1998.

     INCOME FROM OPERATIONS. Income from operations for the Third Quarter of Fiscal 1999 increased by 98%, or $1,805,000, to $3,656,000 from $1,851,000 for the Third Quarter of Fiscal 1998. Of this amount, $2,381,000 was contributed by the Company's United States operations and $1,275,000 by the Company's United Kingdom operations. This increase resulted from higher net sales offset in part by higher operating costs associated with such net sales.

     NET INTEREST EXPENSE. Net interest expense for the Third Quarter of Fiscal 1999 increased by 85%, or $935,000, to $2,036,000 from $1,101,000 for the Third
Quarter of Fiscal 1998. This increase resulted from increased borrowings under the Company's credit facilities and capital leases assumed by the Company as part of the Company's acquisitions.

     INCOME TAXES. Income taxes for the Third Quarter of Fiscal 1999 increased by 84%, or $259,000, to $566,000 from $307,000 for the Third Quarter of Fiscal 1998.

     EXTRAORDINARY ITEM. In connection with the prepayment of $4,000,000 of loans from private investors, the Company recorded an extraordinary loss of $143,000, net of income tax benefit of $137,000 related to the write-off of deferred financing costs in the Third Quarter of Fiscal 1998. In connection with the refinancing of senior debt, the Company recorded an extraordinary loss of $542,000, net of income tax benefit of $460,000 related to the write-off of deferred financing costs in the Third Quarter of Fiscal 1999.

     NET INCOME. As a result of the factors described above, net income for the Third Quarter of Fiscal 1999 increased by 71%, or $212,000, to $512,000 as compared to a net income of $300,000 for the Third Quarter of Fiscal 1998.

     NINE MONTHS ENDED MAY 31, 1999 AND MAY 31, 1998
     -----------------------------------------------

     NET SALES. Net sales for the nine months ended May 31, 1999 increased by 71%, or $23,220,000, to $56,165,000 from $32,845,000 for the nine months ended
May 31, 1998. Net sales for the Company's United States operations increased by 128%, or $25,239,000, from $19,712,000 in the nine months ended May 31, 1998 to
$44,951,000 in the nine months ended May 31, 1999. This increase was attributable primarily to an increase in net sales resulting from the Mega Art Acquisition, the Zazula Acquisition and the SuperGraphics Acquisition, a full nine months of net sales resulting from the Kwik Acquisition and, to a lesser extent, an increase in net sales in the Company's other United States subsidiaries and net sales resulting from the X+C Acquisition. Net sales for the Company's United Kingdom operations decreased by 15%, or

$1,919,000,  from  $13,133,000  in  the  nine  months  ended  May  31,  1998  to
$11,214,000 in the nine months ended May 31, 1999. This decrease was attributable primarily to a market-driven downturn in the financial printing industry in the United Kingdom.

     COST OF SALES. Cost of sales for the nine months ended May 31, 1999 increased by 59%, or $10,382,000, to $27,980,000 from $17,598,000 for the nine months ended May 31, 1998. As a percentage of net sales, cost of sales decreased from 54% for the nine months ended May 31, 1998 to 50% for the nine months ended May 31, 1999. Cost of sales for the Company's United States operations remained constant as a percentage of net sales at 49% for the nine months ended May 31, 1998 and May 31, 1999. Cost of sales for the Company's United Kingdom operations decreased as a percentage of net sales from 61% for the nine months ended May 31, 1998 to 52% for the nine months ended May 31, 1999. Such decrease was attributable primarily to the change in product mix to include less financial and traditional printing services as well as the renegotiation of certain of the Company's vendor contracts resulting in reduced supply costs to the Company.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased by 82%, or $8,963,000, from $10,943,000 for the nine months ended May 31, 1998 to $19,906,000 for the nine months ended May 31, 1999. Such increase was attributable primarily to the increased level of operations and costs associated with the Company's acquisitions and the hiring of additional management and administrative personnel. As a percentage of net sales, SG&A increased from 33% for the nine months ended May 31, 1998 to 35% for the nine months ended May 31, 1999. SG&A increased as a percentage of net sales as a result of increased salary expenses.

     RESTRUCTURING EXPENSES. In connection with the Kwik Acquisition, the Company consolidated its New York operations. As a result of such consolidation, the Company incurred restructuring expenses of $247,000 in the nine months ended May 31, 1998 and $287,000 in the nine months ended May 31, 1999.

     INCOME FROM OPERATIONS. Income from operations for the nine months ended May 31, 1999 increased by 97%, or $3,935,000, to $7,992,000 from $4,057,000 for the nine months ended May 31, 1998. Of this amount, $6,408,000 was contributed by the Company's United States operations and $1,584,000 by the Company's United Kingdom operations. This increase resulted from higher net sales offset in part by higher operating costs associated with such net sales.

     NET INTEREST EXPENSE. Net interest expense for the nine months ended May 31, 1999 increased by 119%, or $2,630,000, to $4,841,000 from $2,211,000 for the nine months ended May 31, 1998. This increase resulted from increased borrowings under the Company's credit facilities and capital leases assumed by the Company as part of the Company's acquisitions.

     INCOME TAXES. Income taxes for the nine months ended May 31, 1999 increased by 79%, or $555,000, to $1,259,000 from $704,000 for the nine months ended May 31, 1998.

     EXTRAORDINARY ITEM. In connection with the prepayment of $4,000,000 of loans from private investors, the Company recorded an extraordinary loss of $143,000, net of income tax benefit of $137,000 related to the write-off of deferred financing costs in the nine months ended May 31, 1998. In connection with the refinancing of senior debt, the Company recorded an extraordinary loss of $542,000, net of income tax benefit of $460,000 related to the write-off of deferred financing costs in the nine months ended May 31, 1999.

     NET INCOME. As a result of the factors described above, net income for the nine months ended May 31, 1999 increased by 35%, or $351,000, to $1,350,000 as compared to a net income of $999,000 for the nine months ended May 31, 1998.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

     CASH FLOW. Net cash used in operations was $2,385,000 for the first nine months of fiscal 1999 and $1,958,000 for the first nine months of fiscal 1998. Net cash used in investing activities for the acquisition of property and equipment was $1,032,000 for the first nine months of fiscal 1999 and $837,000 for the first nine months of fiscal 1998. For the first nine months of fiscal 1999 and fiscal 1998, the Company acquired equipment under capital leases of $4,344,000 and $1,310,000, respectively, and made payments under capital leases of $2,091,000 and $1,422,000, respectively. Net bank borrowings provided funds of $31,937,000 and $22,386,000 for the first nine months of fiscal 1999 and fiscal 1998, respectively.

     BANK CREDIT FACILITIES. On May 12, 1999, the Company terminated its existing financing facilities and entered into a new borrowing arrangement consisting of a $65,000,000 revolving line of credit facility. The revolving line of credit facility may be increased to $80,000,000 in the event the Company raises subordinated debt with net proceeds of at least $20,000,000. The borrowings are guaranteed by the Company's subsidiaries and the Company pledged all of its equity interests in its United States subsidiaries and 65% of its equity interests in its United Kingdom subsidiaries as collateral for such credit facility. Interest under such credit facility is, at the Company's option, at the Prime Rate or at the Eurodollar Rate, as defined, plus an Applicable Margin, as defined, ranging from 1.0% to 3.25% depending on the Company's consolidated debt to earnings ratio and the type of loan. As of May 31, 1999, the Company had an outstanding balance of $60,850,000 under the revolving credit facility.

     The credit facility contains covenants that require the Company to maintain certain earnings and debt to earnings ratio requirements based on the combined operations of the Company and its subsidiaries. The credit facility is secured by a first priority lien on all of the assets of the Company and its subsidiaries and restricts the Company's ability to pay certain dividends without the bank's prior written consent.

     In November 1998, the Company entered into the Subordinated Loan. The Subordinated Loan matures on March 31, 2004 and bears interest at a rate per annum equal to the sum of (i) 12.50% plus (ii) an additional percentage amount equal to 0.25% commencing on November 30, 1999 and increasing by 0.25% following the last day of each 90-day period thereafter. Until November 30, 1999, at the option of the lender, interest is payable in additional notes, Common Stock of the Company or warrants to purchase Common Stock of the Company. Thereafter, interest is payable in either additional notes or cash, depending on certain coverage ratios and, in the case of cash interest payments, the approval of the senior lender. The Company will incur an additional premium of 5.0% on any prepayments of the Subordinated Loan made prior to November 30, 1999. Such additional premium will be reduced by 100 basis points on December 1, 1999 and shall be reduced by such amount on each December 1st thereafter until December 1, 2003. In connection with the Subordinated Loan, the Company issued ten-year warrants to the lender to purchase 440,000 shares of the Company's Common Stock at an exercise price not to exceed $5.00 per share. In the event the Company has not paid the loan in full by November 30, 1999 (subject to extension in certain instances), the Company will issue ten-year warrants to the lender to purchase an additional 200,000 shares of the Company's Common Stock at an exercise price not to exceed $5.00 per share. In the event the Subordinated Loan has not been paid in full by May 31, 2001, the exercise price of such warrants shall be reduced by $1.00 per share and, on each anniversary of such date, such exercise price shall be reduced by an additional $1.00 per share. In addition, subject to certain limitations, the Company granted registration rights, including "demand" registration rights, to such lender.

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

     WORKING CAPITAL. The Company's working capital increased by $13,595,000 from $8,897,000 at August 31, 1998 to $22,492,000 at May 31, 1999.

     ACQUISITIONS. On April 7, 1999, the Company, through its wholly-owned subsidiary Unison (NY), consummated the X+C Acquisition. The purchase price included an initial cash payment of $70,000 and the issuance of 40,000 shares of restricted Common Stock of the Company to the sole shareholder of X+C. In addition, the purchase price includes a deferred cash payment of $100,000 payable on April 1, 2000, and an earn-out payment of up to $1,000,000 in cash or in some combination of cash and restricted Common Stock of the Company in the event X+C achieves certain financial performance objectives.

     On April 22, 1999, the Company, through Unison (NY), consummated the Progress Acquisition. The purchase price included the issuance of 86,059 shares ($500,000) of restricted Common Stock of the Company to the sole shareholder of Progress. In addition, the purchase price includes earn-out payments in cash, restricted Common Stock of the Company or some combination thereof in the event Progress attains revenues in excess of $3,000,000 in any of the first three years following the closing.

     On April 30, 1999, the Company, through Elements (UK), consummated the Interface Acquisition. The initial aggregate purchase price was (pound)425,000 which included the issuance of 49,695 shares (approximately (pound)132,000 or $218,000) of restricted Common Stock of the Company to the shareholders of Interface. In addition, the purchase price includes deferred cash payments of (pound)20,000 payable on each of January 31, 2000 and January 31, 2001, and earn-out payments of up to (pound)55,000 per year in the event Interface achieves certain financial performance objectives in any of the first two years following the closing.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     On March 31, 1999, the Trustee for Cardinal filed an adversary proceeding against the Company in Cardinal's Chapter 7 bankruptcy proceeding pending in the Bankruptcy Court. In June 1999, the Company and the Trustee amicably resolved the dispute on the following items: the Company shall pay to the bankruptcy estate the sum of $150,000 in full and final satisfaction of any and all claims of the bankruptcy estate against the Company. The Trustee shall dismiss the adversary proceeding with prejudice and waive any and all claims against the Company under the bankruptcy code and the Cardinal Purchase Agreement, including, without limitation, any and all claims to the proceeds from the sale of the Real Estate. The settlement is subject to the approval of the Bankruptcy Court.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 7, 1999, the Company issued 40,000 shares of restricted Common Stock of the Company to Peter Ksiezopolski as partial consideration for the X+C Acquisition.

     On April 22, 1999, the Company issued 86,059 shares of restricted Common Stock of the Company to Mario DeVita as partial consideration for the Progress Acquisition.

     On April 30, 1999, the Company issued 49,695 shares of restricted Common Stock of the Company to the shareholders of Interface as partial consideration for the Interface Acquisition.

     Subsequent to the end of the quarter, on May 14, 1999, the Company issued 20,000 shares of restricted Common Stock of the Company to Timothy Twomey, a former employee of the Company.

     Subsequent to the end of the quarter, on July 2, 1999, the Company issued 10,000 shares of restricted Common Stock of the Company to Pablo DeJesus, an employee of the Company.

     No underwriter was employed by the Company in connection with the issuance and sale of the securities described above. The Company believes that the issuance and sale of the foregoing securities were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. No public offering was involved and the securities were acquired for investment and not with a view to distribution. Appropriate legends have been affixed to the stock certificates issued to the recipients of such shares. All recipients had adequate access to information about the Company.

ITEM 5.   OTHER INFORMATION

     On May 12, 1999, the Company terminated its existing financing facilities and entered into a new borrowing arrangement consisting of a $65,000,000 revolving line of credit facility. The revolving line of credit facility may be increased to $80,000,000 in the event the Company raises subordinated debt with net proceeds of at least $20,000,000. The borrowings are guaranteed by the Company's subsidiaries and the Company pledged all of its equity interests in its United States subsidiaries and 65% of its equity interests in its United Kingdom subsidiaries as collateral for such credit facility. Interest under such credit facility is, at the Company's option, at the Prime Rate or at the Eurodollar Rate, as defined, plus an Applicable Margin, as defined, ranging from 1.0% to 3.25% depending on the Company's consolidated debt to earnings ratio and the type of loan. As of May 31, 1999, the Company had an outstanding balance of $60,850,000 under the revolving credit facility.

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

     On April 22, 1999, the Company, through Unison (NY), consummated the Progress Acquisition. The purchase price included the issuance of 86,059 shares ($500,000) of restricted Common Stock of the Company to the sole shareholder of Progress. In addition, the purchase price includes earn-out payments in cash, restricted Common Stock of the Company or some combination thereof in the event Progress attains revenues in excess of $3,000,000 in any of the first three years following the closing.

     On April 30, 1999, the Company, through Elements (UK), consummated the Interface Acquisition. The initial aggregate purchase price was (pound)425,000 which included the issuance of 49,695 shares (approximately (pound)132,000 or $218,000) of restricted Common Stock of the Company to the shareholders of Interface. In addition, the purchase price includes deferred cash payments of (pound)20,000 payable on each of January 31, 2000 and January 31, 2001, and earn-out payments of up to (pound)55,000 per year in the event Interface achieves certain financial performance objectives in any of the first two years following the closing.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

         Exhibit No.                    Description of Exhibit
         -----------                    ----------------------

            10.1 Asset Purchase Agreement dated as of March 26, 1999 by and among Unidigital Inc., Unison (NY), Inc., Peter X(+C) Limited and Peter Ksiezopolski (included as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 and incorporated by reference herein).

            10.2 Share Purchase Agreement By Way of Deed dated December 21, 1998 by and among the Shareholders of Interface Graphics Limited, Elements (UK) Limited and Interface Graphics Limited.

            10.3 Asset Purchase Agreement dated as of April 8, 1999 by and among Unidigital Inc., Unison (NY), Inc., Progress Graphics Inc. and Mario DeVita.

            10.4 Credit Agreement dated as of May 12, 1999 among Unidigital Inc., Fleet Bank, N.A., Bank Austria Creditanstalt Corporate Finance, Inc. and the Banks, Financial Institutions and Other Institutional Lenders Named Therein.

            10.5 Revolving Credit Promissory Note dated May 12, 1999 made by Unidigital Inc. in favor of Fleet Bank, N.A. in the principal amount of $40,000,000, together with Swing Line Promissory Note dated May 12, 1999 made by Unidigital Inc. in favor of Fleet Bank, N.A. in the principal amount of $3,000,000.

            10.6 Revolving Credit Promissory Note dated May 12, 1999 made by Unidigital Inc. in favor of Bank Austria Creditanstalt Corporate Finance, Inc. in the principal amount of $15,000,000.

            10.7 Revolving Credit Promissory Note dated May 12, 1999 made by Unidigital Inc. in favor of Merrill Lynch Business Financial Services Inc. in the principal amount of $10,000,000.

            10.8 General Security Agreement (Borrower) dated May 12, 1999 by Unidigital Inc. in favor of Fleet Bank, N.A.

            10.9 General Security Agreement (Guarantors) dated May 12, 1999 by Unidigital Elements (NY), Inc., Unison (NY), Inc., Unison (MA), Inc., Unidigital Elements
                                        (SF),    Inc.,    Mega    Art     Corp.,
                                        SuperGraphics Holding Company, Inc.  and
                                        SuperGraphics  Corporation in  favor  of
                                        Fleet  Bank, N.A.

            10.10 Pledge and Security Agreement dated May 12, 1999 by Unidigital Inc. in favor of Fleet Bank, N.A.

            10.11                       Pledge     and    Security     Agreement
                                        (Subsidiary)   dated   May  12,  1999 by
                                        SuperGraphics Holding Company, Inc. in favor of Fleet Bank, N.A.

            10.12 Guaranty dated May 12, 1999 made by Unidigital Inc., Unidigital Elements
                                        (NY), Inc.,  Unison  (NY), Inc.,  Unison
                                        (MA),  Inc.,  Unidigital  Elements (SF),
                                        Inc.,  Mega  Art  Corp.,   SuperGraphics
                                        Holding Company, Inc. and  SuperGraphics
                                        Corporation in favor of Fleet Bank, N.A.

            10.13 Foreign Guaranty dated May 12, 1999 made by Elements (UK) Limited in favor of Fleet Bank, N.A.

            10.14 Trademark Collateral Assignment and Security Agreement dated as of May 12, 1999 by and between Unidigital Inc. and Fleet Bank, N.A.

            10.15 Subsidiary Trademark Collateral Assignment and Security Agreement dated as of May 12, 1999 by and between Unison
                                        (NY), Inc. and Fleet Bank, N.A.

            10.16 Subsidiary Trademark Collateral Assignment and Security Agreement dated as of May 12, 1999 by and between SuperGraphics Corporation and Fleet Bank, N.A.

             27.1                       Financial Data Schedule.

(b) REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              UNIDIGITAL INC.



DATE:  July 20, 1999                          By:  /s/William E. Dye
                                                 ----------------------------
                                                 William E. Dye,
                                                 Chief Executive Officer
                                                 (Principal Executive, Financial
                                                 and Accounting Officer)