Form 10-K
period 1999-08-31
UNIDIGITAL INC
filed 1999-12-14
CIK 1003934

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 1999
                           Commission File No. 1-14126

                                 UNIDIGITAL INC.
               --------------------------------------------------
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


                                 (212) 244-7820
                      ------------------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)


         Securities registered under Section 12(b) of the Exchange Act:

                                             Name of Each Exchange
   Title of Each class                        on Which Registered
   -------------------                        -------------------

Common Stock, $.01 par value                  American Stock Exchange

----------------------------            ----------------------------------------

----------------------------            ----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:


                          ----------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes:     X                           No:
                   -----------                         ----------



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $10,975,743 at November 30, 1999 based on the last sales price on that date.


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 1999:


Class                                                           Number of Shares
-----                                                           ----------------

Common Stock, $.01 par value                                        5,987,067


     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

          Item                                                             Page
          ----                                                             ----

PART I    1.   Business..................................................    1

          2.   Properties................................................   12

          3.   Legal Proceedings.........................................   12

          4.   Submission of Matters to a Vote of Security Holders.......   13

PART II   5.   Market for the Company's Common Equity and Related
               Stockholder Matters.......................................   14

          6.   Selected Financial Data...................................   15

          7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operation........................   16

          7A.  Quantitative and Qualitative Disclosures About Market
               Risk......................................................   25

          8.   Financial Statements and Supplementary Data...............   25

          9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.......................   25

PART III  10.  Directors and Executive Officers of the Company...........   26

          11.  Executive Compensation....................................   26

          12.  Security Ownership of Certain Beneficial Owners
               and Management............................................   26

          13.  Certain Relationships and Related Transactions............   26

PART IV   14.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K...............................................   27

SIGNATURES...............................................................   28

EXHIBIT INDEX............................................................   30

FINANCIAL STATEMENTS.....................................................  F-1

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

     Unidigital Inc., together with its subsidiaries (collectively, "Unidigital" or the "Company") is a media services company that provides large and grand format digital image solutions combined with a full suite of digital "premedia" (previously referred to as prepress) services to advertising agencies, retailers, publishers, graphic design firms, consumer product companies, government agencies, individual graphic artists and marketing and communications firms in both the United States and Europe. In the third quarter of fiscal 1999, the Company began delivering its services through two principal business divisions. The Media Solutions division creates and produces large and grand format images for out-of-home advertising and develops new media concepts and program solutions. The Premedia Services division provides digital premedia, including retouching and short-run digital printing services.

     The Media Solutions division uses new digital technologies and processes to fulfill a customer's advertising and outdoor display requirements. The Company has participated in the development of new methods and concepts for high impact advertising such as wallscapes, vehicular graphics, construction barricades and "station domination." The Media Solutions division is comprised of five operating units: (i) MegaArt, which produces grand scale displays as large as 30,000 square feet; (ii) SuperGraphics, which produces printed vinyl wraps for buses and other vehicles; (iii) Unison, which provides a wide range of large scale photographic displays; (iv) M. Nur, which produces grand scale displays for the European market; and (v) Big Bills, which provides a wide range of large scale displays for the European market.

     The Premedia Services division creates and manipulates digital images for a wide range of marketing and advertising clients. The digital images are prepared for use in specific media applications such as printed materials, the Internet, video clips and CD-ROM files. Premedia services do not include the actual printing of images for mass distribution. Prior to the use of computers in the design of printed materials, prepress (now referred to as premedia) services were labor-intensive mechanical processes. Technological advances make it possible to replace largely manual and photography-based production methods with computer-based, electronic means for producing four color masters faster and at lower cost.

     The Premedia Services division consists of five operating units: KWIK, KWIK/Zazula and KWIK/X(+C) provide high-end digital premedia and retouching services to advertising agencies and commercial clients in the metropolitan New York area; KWIK/Progress, which provides similar premedia services to the music industry; and Elements, which provides premedia services, short-run digital printing and financial printing services in the United Kingdom.

BUSINESS AND GROWTH STRATEGY

     Management's strategy is to continue to develop Unidigital into a premier digital media services company serving media, advertising and commercial clients with a complete suite of large and grand format solutions and premedia services. Key elements to this growth strategy include:

     o INCREASE FOCUS ON MEDIA SOLUTIONS: The Company believes it has established a reputation as an industry leader and innovator in the grand format industry segment with developments such as the world's first wallscapes, the first computer generated bus wraps and the "station domination" concept. Due to the significant growth potential of the Media Solutions business segment, the Company is increasing its focus on developing new digital technologies, processes and media to create exciting new concepts for high impact advertising.

     o INCREASE SALES THROUGH INTERNAL LEVERAGING: The Company believes that its positive relationship with its existing customer base creates an opportunity for additional sales and marketing opportunities. Further, the Company believes that the expansion of its international operations allows the Company to service new and existing customers in new locations. The broad range of products and services offered by the Company enables the Company to provide full-service integrated graphic and media solutions to its customers.

     o TRANSITION TO PREMEDIA SERVICES: The Company intends to continue to shift the prepress paradigm to a "premedia" model that encompasses image creation for electronic distribution through the Internet, CD-ROM files and other delivery methods.

     o CONTINUE INTERNATIONAL EXPANSION: During the fourth quarter of fiscal 1999, the Company consummated three acquisitions in the European market. The Company anticipates that additional expansion opportunities will continue to become available as the European marketplace continues to evolve.

     o CONTINUE SELECTIVE ACQUISITIONS: The Company continues to focus on growth through selective acquisitions. As part of this on-going strategy, the Company continues to review opportunities to expand its business and markets primarily in the large and grand format markets, and, to a lesser extent, the digital premedia and digital printing markets. Through its acquisitions, the Company expects to accomplish several objectives, including adding new technologies and capabilities, acquiring market leadership positions and long-term customer relationships, enhancing profitability and expanding geographically, both domestically and internationally.

     Since September 1994, the Company has consummated 17 acquisitions. Each acquisition has added significantly to the capabilities of the Company and importantly, has added customers with long standing relationships. Unidigital has capitalized on the opportunity to build a family of leading media solutions and premedia services companies and has incorporated them under its two divisions. The following table summarizes the Company's acquisition history, highlighting the strategic acquisitions, which have accelerated the creation of the current operating platform:

ACQUISITION                                 DATE        LOCATION            DESCRIPTION
----------------------------------------------------------------------------------------------------------------
Lyledale Limited                            Sep-94      London              Financial printing
Regent Limited                              Mar-95      London              Financial printing
TX Unlimited, Inc.                          Mar-96      San Francisco       Digital printing
Cardinal Communications Group,              Aug-96      New York            Digital prepress, digital
  Inc./C-Max Graphics, Inc.                                                 printing and large
                                                                            format
Boris Image Group, Inc.                     Apr-97      Boston              Commercial
                                                                            photographic and digital
                                                                            imaging
Libra City Corporate Printing Limited       May-97      London              Financial printing
Kwik International Color, Ltd.              Mar-98      New York            High-end digital
                                                                            prepress and wide
                                                                            format
Five Star Finishers, Ltd.                   Jul-98      London              Premedia services
MegaArt Corp.                               Sep-98      New York            Large/wide format
                                                                            printing
Hy Zazula Associates, Inc.                  Oct-98      New York            High-end digital
                                                                            prepress and retouching
SuperGraphics Corporation                   Nov-98      San Francisco       Large/wide format
                                                                            printing
Peter X(+C) Limited                         Apr-99      New York            Premedia services
Progress Graphics, Inc.                     Apr-99      New York            Premedia services
Interface Graphics Limited                  Apr-99      Edinburgh, UK       Premedia services
Pre-Press Services Limited                  Aug-99      Leeds, UK           Premedia services
M. Nur Marketing & Kommunikation            Aug-99      Kassel, Germany     Large/wide format
  GmbH                                                                      printing
Big Bills Limited                           Aug-99      London              Large/wide format
                                                                            printing

     In furtherance of its strategy to focus on its Media Solutions division, in August 1999, the Company sold (the "Elements Sale") substantially all the assets of its wholly-owned subsidiary, Unidigital Elements (NY), Inc. ("Elements (NY)") to a group comprised of that unit's management. Elements (NY) provided short-run digital printing products and services primarily to graphic artists and marketing professionals. The services previously provided by the Company through Elements (NY) no longer constitute the core of the Premedia Services division's services.

SERVICE DESCRIPTION AND DELIVERY

     The Company has implemented a divisional branding strategy to better market the Company's diverse product and service offerings. This branding strategy allows for the marketing of the Media Solutions and the Premedia Services divisions to the respective business segments that each of the divisions primarily serves, thus building brand identity and loyalty for each division. Each division has at its disposal, and is encouraged to sell, any product or service offered within the Company. The broad range of products and services offered by the Company enables the Media Solutions and Premedia Services divisions to provide integrated graphic and media solutions for their customers while still keeping each division's core capabilities at the forefront. The following table delineates the capabilities of each division:

  DIVISION/
OPERATING UNIT             LOCATIONS         SERVICES OFFERED                   TYPES OF CLIENTS
--------------             ---------         ----------------                   ----------------
MEDIA SOLUTIONS:
MegaArt                    New York          Grand format graphics              Media companies,
                                                                                corporations and
                                                                                advertising agencies
SuperGraphics              San Francisco     Vehicle wraps and other graphics   Media companies,
                                                                                corporations and
                                                                                advertising agencies
Unison                     Boston            Large and grand format printing    Corporations, retailers and
                                                                                sports arenas and stadiums
M. Nur                     Kassel, Germany   Grand format graphics              Media companies,
                                                                                corporations and
                                                                                advertising agencies
Big Bills                  London            Large and grand format printing    Media companies and
                                                                                corporations

PREMEDIA SERVICES:
KWIK                       New York          High-end digital premedia and      Advertising agencies and
                                             retouching                         corporations
Elements                   London            Digital premedia and financial     Advertising
                           Edinburgh, UK     printing                           agencies and
                           Leeds, UK                                            UK financial
                                                                                institutions and
                                                                                corporations

MEDIA SOLUTIONS

     The Media Solutions division provides a wide range of media and photographic solutions focused on rapidly growing segments of the out-of-home advertising market. The Company solves some of the most challenging large and grand format graphic display demands by combining the latest digital technologies with management expertise and creativity. This division, using digital files and photographic films, produces large and grand format graphics that are printed to various substrates for specific applications utilizing the latest in inkjet, electrostatic, dye sublimation and laser technologies.

     Large format graphics are produced for great advertising impact. They are used for retail point of purchase displays, posters, signage, back-lit displays, environmental graphics, vehicular graphics and grand wallscapes that hang on the sides of buildings. Very large graphics are sometimes referred to as grand format and can cover over 30,000 square feet in size by sewing or welding together pieces of the image that are output in sections. The Company has invested significantly in the necessary hardware devices and software programs to solve the most demanding large and grand format graphic display requirements.

     The Company believes that the MegaArt Acquisition (as defined below) has provided Unidigital with an opportunity to capture the leadership position in the custom wallscape segment of the industry. In addition, MegaArt provides cross-selling opportunities and access of new clients through existing relationships. MegaArt operates out of a production facility in Manhattan.

     SuperGraphics, which created and commercialized the first computer generated vinyl bus wraps, presently operates as a stand-alone unit within the Media Solutions division. The operations of SuperGraphics are based in Sunnyvale, California.

     Unison provides premium quality, customized photographic and digital graphic solutions to corporations, retailers and sports arenas and stadiums. Unison produces full-color graphics on an extensive array of innovative and traditional substrates. Unison is a leader in the large format industry with years of experience in complicated digital imaging.

     In August 1999, the Company consummated the M. Nur Acquisition and the Big Bills Acquisition (each, as defined below). These acquisitions launched the expansion of the Company's Media Solutions division into Europe. M. Nur is a leading European producer of wide format digital print graphics and has pioneered many of the innovative and unique applications that have transformed the large format outdoor advertising industry in Europe. Big Bills, based in London, is a large and grand format graphics provider serving large British and international clients with innovative indoor and outdoor media solutions.

PREMEDIA SERVICES

     The Premedia Services divisions consists of five operating units, three of which, KWIK, KWIK/Zazula and KWIK/X(+C) provide high-end digital premedia and retouching services to advertising agencies and commercial clients in the metropolitan New York area and KWIK/Progress, which provides similar premedia services to the music industry. The other unit is Elements, which provides premedia services, short-run digital printing and financial printing services in the United Kingdom.

     Elements, acquired in 1994, provided the initial platform for the Premedia Services division while the KWIK Acquisition (as defined below) extended the Company's services into the high-end premedia and retouching services. Since October 1998, Unidigital has consummated the Zazula Acquisition, the X+C Acquisition, the Progress Acquisition, the Interface Acquisition and the Pre-Press Acquisition (each, as defined below). The businesses acquired in the Zazula Acquisition, the X+C Acquisition and the Progress Acquisition have been folded into the KWIK operating unit while the Interface Acquisition has been integrated under Elements. These acquisitions have further enhanced the Company's creative and technical capabilities, broadened its client base within the high-end digital premedia market and expanded the Company's premedia services into the music industry and into new United Kingdom markets.

     The premedia work performed by the operating units within this division is comprised of two stages: (i) creative and retouching stage; and (ii) media preparation stage. During the initial creative and retouching stage, images are created and digitally optimized to accurately convey the impressions desired by the client for the intended use of the image. In the media preparation stage, the image is then prepared for the specific media application using certain technical specifications such as resizing, color optimization, etc. The image is finally transmitted through digital file or film to the client or relevant production or transmission facility. Premedia services do not include the actual printing of images for mass distribution. Some of the services provided by this division are defined as follows:

     o    DIGITAL  IMAGE  SCANNING:   The Company   scans  and  color   corrects
          transparencies, photo prints or illustrations and produces a digital image that can then be used in the creative and retouching stage.

     o    RETOUCHING:   The  Company   provides  its   high-end  customers  with
          electronic re-creation and retouching of visual images. In this stage, the Company's artists implement the creative vision of their clients.

     o PROOFING: For each digital image file produced, the Company offers a variety of color proofing methods. These methods include direct digital methods in which the digital file is output to a color proof prior to final media output as well as conventional analog proofs in which lithographic films are exposed onto color proofing materials. These proofs visualize the actual retouching changes for the clients.

     o PAGE ASSEMBLY: The Company places digital image files into customer page layouts to form finished printable advertising materials. These same digital files can also be re-formatted for output to a variety of digital media. The Company utilizes a broad range of desktop publishing platforms to ensure compatibility with its clients' software systems.

     o ELECTRONIC OUTPUT: The Company outputs completed digital images files to a variety of media, including regular and oversize lithographic films, color transparencies, CD-ROM files and on-line images.

     Additionally, this division provides digital printing services in the United Kingdom. Digital printing, also known as "short-run" printing, involves translating computer-generated graphic design and content into a printed image on a digital printing press. The advantage of the four-color digital printing process is realized in time and cost savings to clients by replacing traditional color separations, metal printing plates and graphic processes with digital technology. This division also provides financial printing services in the United Kingdom including the production, formatting and printing of corporate finance and research documents for corporate clients.

SALES, MARKETING AND OPERATIONS

MEDIA SOLUTIONS

     The Media Solutions division performs primarily large and grand format project work. Each project is very unique and customized with respect to the work involved. Currently, each operating unit within the division services its clients through a team of knowledgeable salespersons led by a director of sales. This division uses various methods to market its services, including direct mail, product samples, trade shows, promotions and Internet sites. Extensive collateral material on products and services offered, testimonials of previous projects and "how to" sheets for file preparation are readily available for distribution to customers. Once a customer completes a purchase order form, execution within each unit generally involves the following steps:

     o ASSIGNMENT: A production meeting is held at least once per day in each unit within the division. A new project is typically assigned to a production coordinator who schedules and tracks the order through completion.

     o PRODUCTION: Work throughout the division typically results in finished, printed materials of one form or another. Customers frequently review proofs. In many cases, a grand format work will be produced on a smaller scale, on the actual mesh, to display the print characteristics of the final work. Upon customer approval, the final print is produced and the project is shipped to the installation company and is subsequently installed in coordination with Unidigital.

PREMEDIA SERVICES

     Within the Premedia Services division, KWIK's business is typically project-oriented with high invoice value while Elements' business is high volume and transactional in nature with low invoice value. The Premedia Services division actively markets its services to its existing and potential client base by direct marketing methods including direct mail, product samples, trade shows, promotions and Internet sites. Extensive collateral material on products and services and "how to" sheets for file preparation are also distributed through direct mail. Once a project is awarded, an order form is completed which then leads to the following production steps:

     o ASSIGNMENT: A production meeting is held at the beginning of each day (the start of the 8 a.m. shift). Production managers review each job and the skills required and match the job with the appropriate craftsman/operator. All revisionary work is assigned to the original craftsman/operator.

     o PRODUCTION: The Premedia Services division handles a large volume of jobs per day encompassing both new projects and revisions and typically works three shifts to accommodate the high volume and turn-around requirements. Each production manager is responsible for the assigned project from start through to completion and communicates directly with customers regarding any particular specifications or instructions. Each completed job may be in any medium including disk, film, electronic transmission or final printed form.

CUSTOMERS

     The Media Solutions division's customers consist of media companies, corporate clients, retailers, advertising agencies and businesses in a variety of industries requiring large display graphics. Customers may be local, regional, national or international. Each of the units within this division receives individual orders from customers on a project-by-project basis. Many client relationships within this division extend back over many years and are the result of timely delivery of creative high quality services. Continued engagements for successive jobs are dependent primarily upon a customer's satisfaction with the quality of previous services provided by this division. Revenues from The Gap accounted for 11% of the Company's revenues for the Media Solutions division for fiscal 1999.

     The Premedia Services divisions customers include advertising agencies, graphic design firms, corporations in the health care and beauty industries and financial institutions and corporations in the United Kingdom. Customers are attracted to the Premedia Services division's creative digital retouching capabilities, an industry reputation for quality digital premedia services and personalized customer service that caters to each customer's individual needs. Pricing is determined on a project-by-project basis.

COMPETITION

     The Media Solutions division competes in a large and grand format marketplace that is rapidly growing. This industry segment is characterized by many smaller companies often servicing narrow market channels such as small design firms, local retailers and general display markets. The Company enjoys a competitive advantage in the marketplace through its ability to invest in output devices, software and intercompany high speed networks resulting in cost efficiencies to its customers. This division's expertise, output devices, software and network enable the Company to produce and manage large projects that are difficult for smaller companies to administer. Customers seek out the Company's services and products offered by its Media Solutions division because of its vast array of technologically advanced equipment, technical expertise, service orientation and capability to solve unique challenges associated with large and grand format graphics.

     The Premedia Services division and its competitors that provide retouching services are consultative in their sales methodologies, supply a high level of technical expertise and provide many value-added services such as premium retouching, color correction and creative input. Competitors vie for many of the same high profile clients and projects. When determining a suitable digital premedia provider to suit their needs, customers that the Premedia Services division may service generally tend to weigh the following criteria: reputation, capacity, creative expertise, turn-around time and budget considerations.

     The Premedia Services division also confronts competition from conventional printers which have added, or plan to add, digital presses. The Company believes this division has several competitive advantages over conventional printers and digital premedia service providers. First, the Premedia Services division currently handles a large number of relatively small jobs and has the capability to process such small jobs on a volume basis with the proper service approach. Second, the Premedia Services division has existing customers which it believes are likely to become users of digital presses. Lastly, unlike certain of its competitors, the Premedia Services division presently possesses the computer hardware, software and expertise to support digital printing.

     Some of the Company's competitors are larger, have greater financial resources and offer more comprehensive services than those currently offered by the Company. The Company, however, believes that its smaller size allows it to more effectively react to customer needs to provide better service to these markets than its competitors.

SUPPLIERS

     Each of the Company's divisions utilize their own key suppliers for their various materials and services needs. The Company believes a decentralized purchasing system is more appropriate for the Company's business due to the different operating models as well as geographical and industry segments served by the two divisions. Additionally, the different regional or geographic focus of the divisions allows each operating unit to develop strong relationships with its respective suppliers. However, the Company occasionally negotiates with certain major suppliers on a centralized basis or in cases where centralized purchasing is more economically feasible.

     The Company views several equipment and materials supply relations within the Media Solutions division as strategic in nature and has developed and perfected its processes in conjunction with these suppliers.

SYSTEMS AND TECHNOLOGY

     The Company aggressively implements technological advances in order to improve and expand its premedia and large and grand format printing services. This commitment is demonstrated by the Company's development and use of unique technology, equipment and software applications to produce unlimited size prints for out-of-home advertising.

     Additionally, each of the Company's facilities is connected by a data network system that allows a client with computer-generated files in one location to have immediate access to output at other locations within the United States and Europe.

GOVERNMENT REGULATION

     The industry, while not heavily regulated, is subject to federal, state, and local laws, regulations and ordinances governing the removal and handling of hazardous waste. The Company believes it is in compliance in all material respects with such laws, regulations and ordinances and maintains these standards through internal control and disposal methods at each location. Hazardous substances resulting from digital premedia, digital printing and photographic processes are disposed of by third party vendors in each of the local markets in which the Company conducts its operations. To date, the cost of compliance with such laws, regulations and ordinances has not been material. In the event the Company expands its operations, it may be subject to additional environmental laws, regulations or ordinances, including requirements to obtain certain environmental permits. The Company cannot predict the environmental legislation or regulations that may be enacted in the future or how existing or future laws or regulations will be administered or interpreted. Developments such as additional requirements imposed by more stringent laws or regulations, as well as vigorous enforcement policies of regulatory agencies or stricter interpretation of existing laws may require additional expenditures by the Company, some or all of which may be material.

EMPLOYEES

     As of November 30, 1999, the Company employed 507 persons, approximately 486 of whom are full-time employees. Of the total, 295 are employed in the United States, 193 are employed in the United Kingdom and 19 are employed in Germany. The Company is subject to a collective bargaining agreement with 38 employees at KWIK. The Company considers its employee relations to be satisfactory. The following table provides an employee breakdown by the various divisions:

                               EMPLOYEE BREAKDOWN

         DIVISION/OPERATING UNIT                  # OF EMPLOYEES
         -------------------------------------------------------
         MEDIA SOLUTIONS

         MegaArt                                        76

         SuperGraphics                                  31

         Unison                                         90

         M. Nur                                         19

         Big Bills                                      19
                                                  --------------
           SUB-TOTAL                                   235


         PREMEDIA SERVICES

         KWIK                                           89

         Elements                                      174
                                                  --------------
           SUB-TOTAL                                   263

         Corporate                                       9
                                                  --------------
           TOTAL                                       507

ITEM 2.   PROPERTIES.

     At August 31, 1999, the Company leased the office space set forth in the following table:


                                                        SQUARE               TERMINATION
               LOCATION                                 FOOTAGE                  DATE                DIVISION
----------------------------------------------------------------------------------------------------------------------
229 West 28th Street - New York                          46,000                2/28/09              Premedia
                                                                                                    Services

Pier 40/West Side Highway -                              35,000                8/31/02              Media
New York                                                                                            Solutions

155 L-2 Moffet Park Drive - Sunnyvale                    13,600                7/31/04              Media
                                                                                                    Solutions

451 D Street - Boston                                    32,000               12/31/03              Media
                                                                                                    Solutions

48 Margaret Street - London UK                           10,300               12/31/04              Premedia
                                                                                                    Services

Truscott House 32-42 East Road - London UK                8,900                3/31/08              Premedia
                                                                                                    Services

71A Leonard Street                                        1,350               12/31/00              Media
London UK                                                                                           Solutions

6 Leodis Court                                            7,825               11/09/03              Premedia
David Street                                                                                        Services
Leeds UK

4 Castle Road                                             4,640                1/10/03              Premedia
Edinburgh UK                                                                                        Services

Herwigsmuhlenweg 3C -                                     1,500                9/01/06              Media
Kassel, Germany                                                                                     Solutions


     Additionally, at August 31, 1999, the Company owned approximately 24,000 square feet of office space in New York City. In September and November 1999, the Company sold such property for an aggregate purchase price of $2,435,000. The Company believes that its current facilities are suitable and adequate for its current operations and short-term foreseeable needs, and that it will be able to renew these leases or obtain alternative space for such facilities upon the expiration of the current leases. Additional facilities will be required to support growth as the Company expands into new geographic areas.

ITEM 3.   LEGAL PROCEEDINGS.

     A dispute has arisen out of the Company's acquisition of Libra City Corporate Printing Limited ("Libra") in the United Kingdom. The Company has withheld a portion of the earn-out payment (approximately (pound)400,000 or $640,000) because of a potential breach of a non-competition clause. The parties attempted to resolve the dispute outside of litigation. However, certain of the shareholders of Libra have filed suit against the

Company seeking the balance of the earn-out payment. The Company has made a counterclaim against the parties filing suit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Prior to February 1, 1996, there was no established market for the Company's Common Stock. From February 1, 1996 to February 7, 1999, the Common Stock was quoted on the Nasdaq National Market under the symbol "UNDG." In the fourth quarter of fiscal 1998, the Company received notice from The Nasdaq Stock Market, Inc. ("Nasdaq"), that the Company did not meet the net tangible asset requirement under Maintenance Standard 1 or the market value of public float requirement under Maintenance Standard 2 for continued listing on the Nasdaq National Market. Thereafter the Company immediately made application to the American Stock Exchange ("AMEX") for listing of the Common Stock on AMEX. On February 4, 1999, the Company's application for listing of the Company's Common Stock on AMEX was approved. The Company's Common Stock began trading on AMEX on February 8, 1999.

     The  following  table  sets  forth  the high and low sales  prices  for the
Company's Common Stock for the quarters indicated from August 31, 1997 as reported by the Nasdaq National Market until February 7, 1999 and thereafter as reported by AMEX. The quotes represent inter-dealer prices without adjustments or mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                           COMMON STOCK
QUARTER ENDED                                        HIGH                LOW
-------------                                        ----                ---

November 30, 1997.........................          $10 1/8              $7

February 28, 1998.........................          $8 1/2               $4 1/2

May 31, 1998..............................          $10 3/8              $5 1/2

August 31, 1998...........................          $9                   $5 3/4


November 30, 1998.........................          $6 1/8               $3 7/8

February 28, 1999.........................          $5 9/16              $4

May 31, 1999..............................          $6 7/8               $4

August 31, 1999...........................          $6 1/8               $4 1/8

     As of November 30, 1999 the approximate number of holders of record of the Common Stock was 81 and the approximate number of beneficial holders of the Common Stock was 400.

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

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated historical financial data of the Company as of the dates and for the periods indicated. The selected financial data set forth below for the Company as of August 31, 1997, 1998 and 1999 and for each of the three years ended August 31, 1999 are derived from the audited financial statements included elsewhere herein. The Company has restated its consolidated statements of operations for the years ended August 31, 1997, 1998 and 1999 to reflect the results of the on-demand print and prepress business as a discontinued operation. The selected financial data set forth below for the Company as of August 31, 1995 and 1996 and for the years ended August 31, 1995 and 1996 are derived from the financial statements not included elsewhere herein. The selected financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere herein.

                                                                  FISCAL YEAR ENDED AUGUST 31,
                                              1995            1996          1997           1998          1999
                                              ----            ----          ----           ----          ----
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
REVENUE:
  Net Sales                                $  8,542        $ 11,660       $12,569        $29,506      $ 62,774
EXPENSES:
  Cost of sales                               3,901           5,622         6,773         14,892        30,003
  Selling, general and administrative
    expenses                                  2,946          4,049          3,581          9,773        21,022
  Expenses incurred due to restructuring         --              --            --            413           611
                                           --------        --------       -------        -------      --------
  Total operating expenses                    6,847           9,671        10,354         25,078        51,636
                                           --------        --------       -------        -------      --------
    Income from operations                    1,695           1,989         2,215          4,428        11,138

Interest expense                               (195)           (327)         (573)        (1,353)       (5,893)
Interest expense-deferred financing costs        --              --          (138)        (1,143)         (491)
Interest and other (expenses) income             --             232           149             14            56
                                           --------        --------       -------        -------      --------
Income from continuing operations before
  income taxes and extraordinary item         1,500           1,894         1,653          1,946         4,810
                                           --------        --------       -------        -------      --------
Provision for income taxes                      356           1,064           486            854         2,349
                                           --------        --------       -------        -------      --------
Net income from continuing operations
  before extraordinary item                   1,144             830         1,167          1,092         2,461

Discontinued operations:
  Income (loss) from operations of
  discontinued segment (net of tax
  benefit of $107 (1997), $124 (1998)
  and $1,038 (1999))                             --              --           174            187        (1,275)
  Loss on disposal of segment (net of
  tax benefit of $8,403)                         --              --            --             --       (10,317)
                                           --------        --------       -------        -------      --------
Net income (loss) before extraordinary
  item                                        1,144             830         1,341          1,279        (9,131)
Extraordinary item-loss on early
  retirement of debt (net of income tax
  benefit of $137 (1998) and $1,114
  (1999))                                        --              --            --           (143)       (1,828)
                                           --------        --------       -------        -------      --------
Net income (loss)                          $  1,144        $    830       $ 1,341        $ 1,136      $(10,959)
                                           ========        ========       =======        =======      ========
Basic earnings (loss) per common share(1):
  Earnings from continuing operations
    before extraordinary item              $   0.54        $   0.31       $  0.36        $  0.31      $   0.47
  Income (loss) from discontinued operations     --              --          0.05           0.05         (2.22)
  Extraordinary item                             --              --            --          (0.04)        (0.35)
                                           --------        --------       -------        -------      --------
  Net income (loss)                        $   0.54        $   0.31       $  0.41        $  0.32      $  (2.10)
                                           ========        ========       =======        =======      ========



Diluted earnings (loss) per common
  share(1):
  Earnings from continuing operations
    before extraordinary item              $   0.54        $   0.31       $  0.36        $  0.29      $   0.47
  Income (loss) from discontinued
    operations                                   --              --          0.05           0.05         (2.22)
  Extraordinary item                             --              --            --          (0.04)        (0.35)
                                           --------        --------       -------        -------      --------
  Net income (loss)                        $   0.54        $   0.31       $  0.41        $  0.30      $  (2.10)
                                           ========        ========       =======        =======      ========
Shares used to compute net income per
  share:
  Basic                                       2,000           2,644         3,212          3,531         5,225
                                           ========        ========      =======         =======      ========
  Diluted                                     2,000           2,663         3,283          3,779         5,225
                                           ========        ========      =======         =======      ========



BALANCE SHEET DATA (AT PERIOD END):
Working capital (deficit)                  $     22        $  2,319       $(2,189)       $ 7,884      $  3,509
Total assets                                  6,550          17,623        33,033         67,315       118,636
Stockholders' equity                          2,605           7,365         9,473         14,393        16,311

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


ITEM 7.   MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF  FINANCIAL   CONDITION
          AND RESULTS OF OPERATIONS.

GENERAL

     The Company is a media services company that provides large and grand format digital image solutions combined with a full suite of digital premedia services to advertising agencies, retailers, publishers, graphic design firms, consumer product companies, government agencies and marketing communications firms in both the United States and United Kingdom. The Company delivers its services through two principal divisions. The Media Solutions division creates and produces large and grand format images for out-of-home advertising and develops new media concepts. The Premedia Services division provides digital premedia, including retouching and short-run digital printing services.

     The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to the digital print industry; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

RESULTS OF OPERATIONS

     The consolidated financial information includes both the Company's United States operations and its United Kingdom operations.

     On April 4, 1997, the Company acquired substantially all of the assets of Boris Image Group, Inc., a Boston, Massachusetts based company which principally engaged in the business of photographic, large format and digital imaging (the "Boris Acquisition"). On May 22, 1997, the Company acquired all of the capital stock of Libra, a London-based financial printer (the "Libra Acquisition") and, as a result, currently provides financial printing services to the London financial community through its Premedia Services division.

     On March 25, 1998, the Company acquired substantially all of the assets of Kwik International Color, Ltd. (the "Kwik Acquisition"). As a result of such acquisition the Company expanded its color separation and large format printing services in the New York City and surrounding area. In July 1998, the Company acquired substantially all the assets of Five Star Finishers, Ltd. for a cash payment of (pound)325,000 (approximately $543,000). On September 2, 1998, the Company consummated the acquisition of all of the issued and outstanding capital stock of MegaArt Corp. located in New York City (the "MegaArt Acquisition") resulting in the expansion of its wide format, digital premedia and printing services. On October 30, 1998, the Company, consummated the acquisition of Hy Zazula Associates, Inc. located in New York City (the "Zazula Acquisition") resulting in the expansion of its retouching and premedia services, primarily to advertising agencies. On November 30, 1998, the Company consummated the acquisition (the "SuperGraphics Acquisition") of all of the issued and outstanding capital stock of SuperGraphics Holding Company, Inc. and its wholly-owned subsidiary, SuperGraphics Corporation, located in San Francisco, resulting in the expansion of its large format printing services.

     In April 1999, the Company consummated the acquisition of (i) substantially all of the assets of Peter X(+C) Limited (the "X+C Acquisition"), located in New York City, (ii) substantially all of the assets of Progress Graphics, Inc. (the "Progress Acquisition"), located in Jersey City, New Jersey, and (iii) all the issued and outstanding shares of capital stock of Interface Graphics Limited (the "Interface Acquisition"), a company located in Edinburgh, Scotland. Such acquisitions have further enhanced the Company's creative and technical capabilities, broadened its client base within the high-end digital premedia market and expanded the Company's premedia services into the music industry and into the United Kingdom market.

     In August 1999, the Company consummated the acquisitions of (i) all the issued and outstanding capital stock of Pre-Press Services Limited (the "Pre-Press Acquisition"), M. Nur Marketing & Kommunikation GmbH (the "M. Nur Acquisition") and Big Bills Limited (the "Big Bills Acquisition"). The Pre-Press Acquisition continued the expansion of the Company's premedia services in the United Kingdom. The M. Nur Acquisition and Big Bills Acquisition launched the expansion of the Company's Media Solutions division into Europe.

     All of the foregoing acquisitions have been accounted for under the purchase method of accounting and, therefore, results of operations from such acquisitions are included in the Company's consolidated financial statements from the date of the respective acquisition.

     In furtherance of its strategy to focus on its Media Solutions division, in August 1999, the Company consummated the Elements Sale. Due to such sale, the Company incurred a loss on the disposal of a business segment of $10,317,000, net of a tax benefit of $8,403,000, and restated its consolidated statements of operations for the years ended August 31, 1998 and 1997.

     For a discussion of the operating performance of the Company by segments, see Note 16 of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

     COMPARISON OF FISCAL YEARS ENDED AUGUST 31, 1999 AND AUGUST 31, 1998

     NET SALES. Net sales increased by 113%, or $33,268,000, from $29,506,000 for the fiscal year ended August 31, 1998 to $62,774,000 for the fiscal year ended August 31, 1999. Net sales for the Company's United States operations increased by 229%, or $34,272,000, from $14,979,000 in the fiscal year ended August 31, 1998 to $49,251,000 in the fiscal year ended August 31, 1999. Net sales for the Company's United Kingdom operations decreased by 7%, or $1,004,000, from $14,527,000 in the fiscal year ended August 31, 1998 to $13,523,000 in the fiscal year ended August 31, 1999. Net sales for the
Company's Media Solutions division increased by 211%, or $19,606,000, from $9,275,000 in the fiscal year ended August 31, 1998 to $28,881,000 in the fiscal year ended August 31, 1999. This increase was attributable primarily to an increase in net sales resulting from the MegaArt Acquisition and the SuperGraphics Acquisition. Net sales for the Company's Premedia Services division increased by 68%, or $13,662,000, from $20,231,000 in the fiscal year ended August 31, 1998 to $33,893,000 in the fiscal year ended August 31, 1999. This increase was attributable primarily to a full twelve months of net sales resulting from the Kwik Acquisition and, to a lesser extent, an increase in net sales resulting from the Zazula Acquisition and the X+C Acquisition.

     COST OF SALES. Cost of sales increased by 101%, or $15,111,000, from $14,892,000 for the fiscal year ended August 31, 1998 to $30,003,000 for the fiscal year ended August 31, 1999. Cost of sales decreased as a percentage of net sales from 50% for the year ended August 31, 1998 to 48% for the year ended August 31, 1999. Cost of sales for the Company's United States operations increased as a percentage of net sales from 37% for the fiscal year ended August 31, 1998 to 45% for the fiscal year ended August 31, 1999. Costs of sales for the Company's United Kingdom operations decreased as a percentage of net sales from 63% for the fiscal year ended August 31, 1998 to 58% for the fiscal year ended August 31, 1999. Cost of sales for the Company's Media Solutions division increased as a percentage of net sales for such division from 48% in the fiscal year ended August 31, 1998 to 51% August 31, 1999. Such increase was attributable primarily to the change in product mix in the Company's United States operations to include more large format services. Cost of sales for the Company's Premedia Services division decreased as a percentage of net sales for such division from 50% in the fiscal year ended August 31, 1998 to 45% in the fiscal year ended August 31, 1999.

Such decrease was attributable primarily to the change in product mix in the Company's United Kingdom operations to include less financial print and traditional services as well as the re-negotiation of certain of the Company's vendor contracts resulting in reduced supply costs to the Company.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased 115%, or $11,249,000, from $9,773,000 for the fiscal year ended August 31, 1998 to $21,022,000 for the fiscal year ended August 31, 1999. Such increase was attributable primarily to the increased level of operations and costs associated with the Company's acquisitions and hiring of additional management and administrative personnel. As a percentage of net sales, SG&A remained constant at 33% for the fiscal years ended August 31, 1998 and 1999.

     RESTRUCTURING EXPENSES. In connection with the consolidation of the Company's United Kingdom operations, the Company incurred restructuring expenses of $611,000 in the fiscal year ended August 31, 1999. In connection with the consolidation of its New York operations, the Company incurred restructuring expenses of $413,000 in the fiscal year ended August 31, 1998.

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased by 152%, or $6,710,000, from $4,428,000 for the fiscal year ended August 31, 1998 to $11,138,000 for the fiscal year ended August 31, 1999. Of this amount, $9,812,000 was contributed by the Company's United States operations and $1,326,000 by the Company's United Kingdom operations. In addition, of this amount, $5,140,000 was contributed by the Company's Media Solutions division and $5,998,000 from the Company's Premedia Services division. This increase resulted from higher net sales offset, in part, by higher production costs associated with such net sales.

     NET INTEREST EXPENSE. Net interest expense increased by 155%, or $3,846,000, from $2,482,000 for the fiscal year ended August 31, 1998 to $6,328,000 for the fiscal year ended August 31, 1999. This increase resulted from increased borrowings under the Company's credit facilities and capital leases assumed by the Company as part of the Company's acquisitions.

     INCOME TAXES. Income taxes increased by 175%, or $1,495,000, from $854,000 for the fiscal year ended August 31, 1998 to $2,349,000 for the fiscal year ended August 31, 1999.

     DISCONTINUED OPERATIONS. In August 1999, the Company sold its New York operations for on-demand print and prepress services. In addition, the San Francisco and London on-demand print and prepress business ceased operations and closed or reallocated their facilities to other segments, respectively, prior to August 31, 1999. There were no remaining assets or liabilities related to the discontinuance of the on-demand print and prepress business as of August 31, 1999. As a result, the Company incurred a loss of $11,592,000 on discontinued operations for the fiscal year ended August 31, 1999.

     EXTRAORDINARY ITEM. During fiscal 1999, in connection with the prepayment of a subordinated loan, the Company recorded an extraordinary loss of $1,828,000, net of income tax benefit of $1,114,000 related to the write-off of the unamortized balance of deferred financing costs associated with such subordinated loan. During fiscal 1998, in connection with the prepayment of $4,000,000 of loans from private investors, the Company recorded an extraordinary loss of $143,000, net of income tax benefit of $137,000 related to the write-off of deferred financing costs.

     NET INCOME. As a result of the factors described above, net income decreased from $1,136,000 for the fiscal year ended August 31, 1998 to a net loss of $10,959,000 for the fiscal year ended August 31, 1999.

COMPARISON OF FISCAL YEARS ENDED AUGUST 31, 1998 AND AUGUST 31, 1997

     NET SALES. Net sales increased by 135%, or $16,937,000, from $12,569,000 for the fiscal year ended August 31, 1997 to $29,506,000 for the fiscal year ended August 31, 1998. Net sales for the Company's United States operations increased by 481%, or $12,403,000, from $2,576,000 in the fiscal year ended August 31, 1997 to $14,979,000 in the fiscal year ended August 31, 1998. This increase was attributable primarily to an increase in net sales resulting from the Kwik Acquisition and, to a lesser extent, an increase in net sales in the Company's other United States subsidiaries and the inclusion of net sales resulting from the Boris Acquisition for a full year. Net sales for the Company's United Kingdom operations increased by 45%, or $4,534,000, from $9,993,000 in the fiscal year ended August 31, 1997 to $14,527,000 in the fiscal year ended August 31, 1998. This increase was attributable primarily to inclusion of net sales resulting from the Libra Acquisition for a full year and internal growth in the Company's United Kingdom operations.

     COST OF SALES. Cost of sales increased by 120%, or $8,119,000, from $6,773,000 for the fiscal year ended August 31, 1997 to $14,892,000 for the fiscal year ended August 31, 1998. As a percentage of net sales, cost of sales decreased from 54% for the fiscal year ended August 31, 1997 to 50% for the fiscal year ended August 31, 1998. Cost of sales for the Company's United States operations decreased slightly as a percentage of net sales from 38% for the fiscal year ended August 31, 1997 to 37% for the fiscal year ended August 31, 1998. Such decrease was attributable primarily to the change in product mix in the Company's United States operations to include more digital prepress services. Cost of sales for the Company's United Kingdom operations increased as a percentage of net sales from 58% for the fiscal year ended August 31, 1997 to 63% for the fiscal year ended August 31, 1998. Such increase was attributable primarily to the change in product mix in the Company's United Kingdom operations to include more digital print and financial print services. Digital print and financial print services have higher costs of sales compared to digital prepress services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased by 173%, or $6,192,000, from $3,581,000 for the fiscal year ended August 31, 1997 to $9,773,000 for the fiscal year ended August 31, 1998. Such increase was attributable primarily to the increased level of operations resulting from the Kwik Acquisition, the Boris Acquisition and the Libra Acquisition and, to a lesser extent, the hiring of additional management and administrative personnel and costs associated with the Company acquisitions. As a percentage of net sales, SG&A increased from 28% for the fiscal year ended August 31, 1997 to 33% for the fiscal year ended August 31, 1998.

     RESTRUCTURING EXPENSES. In connection with the consolidation of its New York operations, the Company incurred restructuring expenses of $413,000 in the fiscal year ended August 31, 1998.

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased by 100%, or $2,213,000, from $2,215,000 for the fiscal year ended August 31, 1997 to $4,428,000 for the fiscal year ended August 31, 1998. Of this amount, $3,112,000 was contributed by the Company's United States operations and $1,316,000 by the Company's United Kingdom operations. This increase resulted from higher net sales offset, in part, by higher production costs associated with the changing product mix of the Company's operations to include more digital print and financial print services.

     NET INTEREST EXPENSE. Net interest expense increased by $1,920,000 from $562,000 for the fiscal year ended August 31, 1997 to $2,482,000 for the fiscal year ended August 31, 1998. This increase resulted from increased borrowings under the Company's credit facilities primarily relating to its acquisitions.

     INCOME TAXES. Income taxes increased by 76%, or $368,000, from $486,000 for the fiscal year ended August 31, 1997 to $854,000 for the fiscal year ended August 31, 1998.

     EXTRAORDINARY ITEM. In connection with the prepayment of $4,000,000 of loans from private investors, the Company recorded an extraordinary loss of $143,000, net of income tax benefit of $137,000 related to the write-off of deferred financing costs.

     NET INCOME. As a result of the factors described above, net income decreased by 15%, or $205,000, from $1,341,000 for the fiscal year ended August 31, 1997 to $1,136,000 for the fiscal year ended August 31, 1998.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

     CASH FLOW. Net cash used in operations was $838,000 and $1,498,000 for the fiscal years ended August 31, 1999 and 1998, respectively. Net cash provided by operations was $489,000 for the fiscal year ended August 31, 1997. Net cash used in investing activities was $29,943,000, $23,363,000 and $6,897,000 for the fiscal years ended August 31, 1999, 1998 and 1997, respectively. The Company used $2,002,000, $1,571,000 and $1,368,000 for the acquisition of property and equipment during such respective periods. For the fiscal years ended August 31, 1999, 1998 and 1997, the Company acquired equipment under capital leases of $4,848,000, $1,797,000 and $1,711,000, respectively, and made payments under capital leases of $3,271,000, $2,691,000 and $1,761,000, respectively. Net bank borrowings provided funds of $38,916,000, $24,620,000 and $7,443,000 for the fiscal years ended August 31, 1999, 1998 and 1997, respectively.

     BANK CREDIT FACILITIES. On May 12, 1999, the Company terminated its existing financing facilities and entered into a new borrowing arrangement consisting of a $65,000,000 revolving line of credit facility with Fleet Bank, N.A. Subsequent to the end of the fiscal year, on September 30, 1999, the revolving line of credit facility was increased to $80,000,000. The borrowings are guaranteed by the Company's subsidiaries and the Company pledged all of its equity interests in its United States subsidiaries and 65% of its equity interests in its United Kingdom subsidiaries as collateral for such credit facility. Interest under such credit facility is, at the Company's option, at the Prime Rate or at the Eurodollar Rate, as defined, plus an Applicable Margin, as defined, ranging from 1.0% to 3.25% depending on the Company's consolidated debt to earnings ratio and the type of loan. As of August 31, 1999, the Company had an outstanding balance of $64,375,000 under the revolving credit facility.

     The credit facility contains covenants that require the Company to maintain certain earnings and debt to earnings ratio requirements based on the combined operations of the Company and its subsidiaries. The Company was in violation of certain covenants and has obtained a waiver for such violations. The credit facility is secured by a first priority lien on all of the assets of the Company and its subsidiaries and restricts the Company's ability to pay certain dividends without the bank's prior written consent.

     In November 1998, the Company borrowed a principal amount of $10,000,000 pursuant to a subordinated unsecured loan. In connection with such subordinated loan, the Company issued ten-year warrants to the lender to purchase 440,000 shares of the Company's Common Stock at an exercise price of $4.50 per share. In September 1999, upon prepayment of such loan, the lender opted to have the interest of such loan paid in warrants to purchase Common Stock of the Company. As a result, the Company issued warrants to purchase 208,150 shares of the Company's Common Stock at an exercise price of $0.01 per share to such lender. Subject to certain limitations, the Company has granted registration rights, including "demand" registration rights, to such lender.

     The warrants issued in connection with such subordinated loan, which were deemed to have a value of approximately $308,000, have been recorded as deferred financing costs, and are being amortized on a straight-line basis over approximately five years.

     Subsequent to the end of the fiscal year, on September 14, 1999, the Company borrowed a principal amount of $20,000,000 pursuant to another subordinated unsecured loan (the "Subordinated Loan"). A portion of the proceeds of such subordinated loan was used to prepay the Company's $10,000,000 subordinated loan. The Subordinated Loan matures on August 31, 2006 and bears interest at 14% per annum. The Company is permitted to defer the payment of up to 2/14ths of the amount of interest due on any regularly scheduled interest payment date. Any such deferred interest shall be deemed to be included in the principal amount of the Subordinated Loan. The Company is obligated to prepay without premium the greater of (i) $10,000,000 or (ii) one-half of the then outstanding principal amount of the Subordinated Loan on August 31, 2005. In addition, on any prepayments of the Subordinated Loan made prior September 1, 2002, the Company will incur an additional premium equal to the Make Whole Amount, as defined. For prepayments made after September 1, 2002, such additional premium shall be 3.0%. Such additional premium shall be reduced by 100 basis points on each September 1 thereafter until September 1, 2005. In connection with the Subordinated Loan, the Company issued seven-year warrants to the lender to purchase 690,134 shares of the Company's Common Stock at an exercise price of $5.425 per share. Subject to certain limitations, the Company granted registration rights, including "demand" registration rights, to such lender.

     The Company expects that cash flow from operations and available borrowings will be sufficient to fund its capital lease obligations, debt service payments, potential earn-outs, capital expenditures and operations for at least 12 months. The Company may require additional financing to consummate future acquisitions. There can be no assurance that the Company will be able to secure such additional financing on terms favorable to the Company.

     WORKING CAPITAL. The Company's working capital at August 31, 1999 decreased by $4,375,000 from $7,884,000 at August 31, 1998 to $3,509,000 at August 31,
1999.

     ACQUISITIONS AND DISPOSITIONS. In August 1999, the Company consummated three acquisitions in Europe. On August 27, 1999, the Company consummated the acquisition of all the issued and outstanding shares of capital stock of Pre-Press Services Limited (the "Pre-Press Acquisition"). The initial aggregate purchase price was approximately (pound)750,000 (approximately $1,200,000) which included the issuance of 80,000 shares (approximately (pound)240,000 or $384,000) of restricted Common Stock of the Company. In addition, the purchase price includes deferred cash payments of (pound)169,000, (pound)124,000, (pound)186,000 (approximately $270,000, $198,000 and $298,000, respectively)
payable August 31, 2000, 2001 and 2002, respectively.

     On August 31, 1999, the Company consummated the acquisition of all the issued and outstanding shares of capital stock of M. Nur Marketing and Kommunikation GmbH (the "M. Nur Acquisition"). The initial aggregate purchase price was $1,200,000 which included the issuance of 40,850 shares (approximately $200,000) of restricted Common Stock of the Company.

     On August 31, 1999, the Company consummated the acquisition of all the issued and outstanding shares of capital stock of Big Bills Limited (the "Big Bills Acquisition"). The initial aggregate purchase price was (pound)250,000 (approximately $455,000) which included the issuance of 55,790 shares (approximately (pound)150,000 or $273,000) of restricted Common Stock of the Company. In addition, the purchase price includes deferred cash payments of (pound)50,000 (approximately $80,000) payable on each of August 31, 2000 and August 31, 2001.

     In addition, in August 1999, the Company consummated the Elements Sale. Elements (NY) was principally engaged in the digital printing business. Such sale is consistent with the Company's commitment to focus on its higher-margin businesses. The purchase price for such assets was (i) $500,000 in cash, (ii) $1,500,000 payable pursuant to a 5% promissory note that matures on June 30, 2004, and (iii) $250,000 payable in digital print and premedia services.

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

     The Company currently uses a commercially available general ledger and internal accounting system. The modular nature of the system results in a user-friendly system with complete functionality and flexibility to provide in depth analytics regarding accounting, job cost control, project variance control, items and materials tracking, payroll and labor cost control, purchasing and inventory control. The Company has received compliance certification from its vendors that its systems in the United States and the United Kingdom are Year 2000 compliant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required to be filed pursuant to this Item 8 are included in this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1)  Financial Statements.

          Reference is made to the Index to Financial Statements on Page F-1.

     (a)  (2)  Financial Statement Schedules.

          Valuation And Qualifying Accounts.

     (a)  (3)  Exhibits.

               Reference is made to the Exhibit Index on Page 30.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the Company's fourth fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of December, 1999.

                                              UNIDIGITAL INC.


                                              By: /s/ William E. Dye
                                                 -------------------------------
                                                 William E. Dye, Chief Executive
                                                 Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                            DATE
---------                     -----                            ----


/s/ William E. Dye
-----------------------
William E. Dye                Chief Executive                  December 14, 1999
                              Officer and Chairman of the
                              Board of Directors (principal
                              executive, financial and
                              accounting officer)



/s/ Peter Saad
------------------------
Peter Saad                    President and Director           December 14, 1999



/s/ Anthony Manser
------------------------
Anthony Manser                Vice President and Director      December 14, 1999



/s/ Harvey Silverman
------------------------
Harvey Silverman              Director                         December 14, 1999



/s/ David Wachsman
------------------------
David Wachsman                Director                         December 14, 1999

                                  EXHIBIT INDEX


Exhibit
No.                                           Description of Exhibit
---------                                     ----------------------
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

     4.7 Stockholders' Agreement dated as of September 2, 1998 by and between Unidigital Inc. and Ehud Aloni. Incorporated by reference to Exhibit 4.1 the Current Report on Form 8-K dated September 14, 1998.

     4.8 Form of Warrant Agreement issued to the stockholders of SuperGraphics Holding Company, Inc. Incorporated by reference to
               Exhibit 4.1 to the Company's Current Report on Form 8-K dated on December 14, 1998.

Exhibit
No.                                           Description of Exhibit
---------                                     ----------------------
     4.9 Warrant Agreement issued to CIBC Wood Gundy Capital Corp. Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated on December 14, 1998.

     4.10 Registration and Equity Rights Agreement dated as of November 25, 1998 by and between Unidigital Inc. and CIBC Wood Gundy Capital Corp. Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated on December 14, 1998.

     4.11+ Form of Warrant issued to Massachusetts Mutual Life Insurance Company and certain of its affiliates.

     4.12+ Registration Rights Agreement dated September 14, 1999 by among Unidigital Inc. and Massachusetts Mutual Life Insurance Company and certain of its affiliates.

     4.13+ Form of $20,000,000 14% Senior Subordinated Notes due August 31, 2006 issued by Unidigital Inc. and its subsidiaries in favor of Massachusetts Mutual Life Insurance Company and certain of its affiliates.

     4.14 Revolving Credit Promissory Note dated May 12, 1999 made by Unidigital Inc. in favor of Fleet Bank, N.A. in the principal amount of $40,000,000, together with Swing Line Promissory Note dated May 12, 1999 made by Unidigital Inc. in favor of Fleet Bank, N.A. in the principal amount of $3,000,000. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

     4.15 Revolving Credit Promissory Note dated May 12, 1999 made by Unidigital Inc. in favor of Bank Austria Creditanstalt Corporate Finance, Inc. in the principal amount of $15,000,000.
               Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

     4.16 Revolving Credit Promissory Note dated May 12, 1999 made by Unidigital Inc. in favor of Merrill Lynch Business Financial Services Inc. in the principal amount of $10,000,000.
               Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

     4.17+ Revolving Credit Promissory Note dated September 29, 1999 made by Unidigital Inc. in favor of Fleet Bank, N.A. in the principal amount of $5,000,000.

     4.18+ Revolving Credit Promissory Note dated September 29, 1999 made by Unidigital Inc. in favor of People's Bank of California in the principal amount of $5,000,000.

     4.19+ Revolving Credit Promissory Note dated September 29, 1999 made by Unidigital Inc. in favor of Sovereign Bank in the principal amount of $5,000,000.

     9.1       Voting Trust  Agreement  dated  as  of  November 3, 1995  between
               William E. Dye and Jeffrey W. Leiderman. Incorporated by reference to Exhibit 9.1 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

Exhibit
No.                                           Description of Exhibit
---------                                     ----------------------
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

     10.6 Lease Agreement dated as of December 25, 1994 between Collin Estates Limited and Lyledale Limited for 48 Margaret Street. Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

     10.7 Loft Lease dated March 1, 1997 between S.N.Y., Inc. and Kwik International Color, Ltd. for the property located at 229 W. 28th Street, New York, New York, on the fourth floor, known as Room 401-405. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated April 8, 1998.

     10.8 Loft Lease dated March 1, 1997 between S.N.Y., Inc. and Kwik International Color, Ltd. for the property located at 229 W. 28th Street, New York, New York, on the seventh floor, known as Room 706-714 and 707-713. Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 8, 1998.

     10.9 Loft Lease dated March 1, 1997 between S.N.Y., Inc. and Kwik International Color, Ltd. for the property located at 229 W. 28th Street, New York, New York, on the eighth floor. Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated April 8, 1998.

    10.10 Loft Lease dated March 1, 1997 between S.N.Y., Inc. and Kwik International Color, Ltd. for the property located at 229 W. 28th Street, New York, New York, on the ninth floor. Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated April 8, 1998.

    10.11* 1995 Unidigital Inc. Long-Term Stock Investment Plan. Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

    10.12*     1995 Directors Stock Option  Plan.  Incorporated by reference  to
               Exhibit 10.12 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

Exhibit
No.                                           Description of Exhibit
---------                                     ----------------------
    10.13*     1997 Equity Incentive Plan. Incorporated by reference to  Exhibit
               10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997.

    10.14*     1997 Non-Employee Director Stock Option  Plan.  Incorporated   by
               reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997.

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

    10.17 Share Purchase Agreement by Way of Deed dated May 22, 1997 by and among Unidigital Inc., Elements (UK) Limited, Libra City Corporate Printing Limited, Francis Allen, Robin Bishop, Kenneth Dellow, Edward Tylee, Invesco English and International Trust, and Baronsmead Investment Trust. Incorporated by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 6, 1997.

    10.18 Agreement of Purchase and Sale dated as of August 3, 1998 by and among Unidigital Inc., Mega Art Corp., Ehud Aloni, Amit Primor, Jeffrey E. Rothman and Seligson, Rothman & Rothman. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 14, 1998.

    10.19 Agreement of and Plan of Merger dated as of October 30, 1998 by and among Unidigital Inc., Unison (NY), Inc., Hy Zazula Associates, Inc., Hyman Zazula, Steven Zazula, David Zazula and Gary Feigenbaum. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 16, 1998.

    10.20 Agreement for Purchase and Sale of Stock dated as of November 16, 1998 by and among Unidigital Inc., SuperGraphics Holding Company, Inc. ("Holding"), SuperGraphics Corporation and the stockholders of Holding. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated on December 14, 1998.

    10.21 Asset Purchase Agreement dated as of March 26, 1999 by and among Unidigital Inc., Unison (NY), Inc., Peter X(+C) Limited and Peter Ksiezopolski. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999.

Exhibit
No.                                           Description of Exhibit
---------                                     ----------------------
    10.22 Share Purchase Agreement By Way of Deed dated December 21, 1998 by and among the Shareholders of Interface Graphics Limited,
               Elements (UK) Limited and Interface Graphics Limited. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.23 Asset Purchase Agreement dated as of April 8, 1999 by and among Unidigital Inc., Unison (NY), Inc., Progress Graphics Inc. and Mario DeVita. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.24 Credit Agreement dated as of May 12, 1999 among Unidigital Inc., Fleet Bank, N.A., Bank Austria Creditanstalt Corporate Finance, Inc. and the Banks, Financial Institutions and Other Institutional Lenders Named Therein. Incorporated by reference to
               Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.25+ Amendment No. 1 to Credit Agreement dated as of July 23, 1999 among Unidigital Inc., Fleet Bank, N.A., Bank Austria Creditanstalt Corporate Finance, Inc. and the Banks, Financial Institutions and other Institutional Lenders named therein.

    10.26+ Amendment No. 2 to Credit Agreement dated as of September 29, 1999 among Unidigital Inc., Fleet Bank, N.A., Bank Austria Creditanstalt Corporate Finance, Inc. and the Banks, Financial Institutions and other Institutional Lenders named therein.

    10.27 General Security Agreement (Borrower) dated May 12, 1999 by Unidigital Inc. in favor of Fleet Bank, N.A. Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.28 General Security Agreement (Guarantors) dated May 12, 1999 by Unidigital Elements (NY), Inc., Unison (NY), Inc., Unison (MA), Inc., Unidigital Elements (SF), Inc., Mega Art Corp., SuperGraphics Holding Company, Inc. and SuperGraphics Corporation in favor of Fleet Bank, N.A. Incorporated by reference to Exhibit
               10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.29 Pledge and Security Agreement dated May 12, 1999 by Unidigital Inc. in favor of Fleet Bank, N.A. Incorporated by reference to
               Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.30 Pledge and Security Agreement (Subsidiary) dated May 12, 1999 by SuperGraphics Holding Company, Inc. in favor of Fleet Bank, N.A. Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.31 Guaranty dated May 12, 1999 made by Unidigital Inc., Unidigital Elements (NY), Inc., Unison (NY), Inc., Unison (MA), Inc., Unidigital Elements (SF), Inc., Mega Art Corp., SuperGraphics Holding Company, Inc. and SuperGraphics Corporation in favor of Fleet Bank, N.A. Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

Exhibit
No.                                           Description of Exhibit
---------                                     ----------------------
    10.32 Foreign Guaranty dated May 12, 1999 made by Elements (UK) Limited in favor of Fleet Bank, N.A. Incorporated by reference to
               Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.33 Trademark Collateral Assignment and Security Agreement dated as of May 12, 1999 by and between Unidigital Inc. and Fleet Bank, N.A. Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.34 Subsidiary Trademark Collateral Assignment and Security Agreement dated as of May 12, 1999 by and between Unison (NY), Inc. and Fleet Bank, N.A. Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.35 Subsidiary Trademark Collateral Assignment and Security Agreement dated as of May 12, 1999 by and between SuperGraphics Corporation and Fleet Bank, N.A. Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.36+ Asset Purchase Agreement dated as June 15, 1999 among I.A.T., LLC, Unidigital Elements (NY), Inc., Unison (NY), Inc. and Unidigital Inc.

    10.37+ Securities Purchase Agreement among Unidigital Inc. and its subsidiaries and Massachusetts Mutual Life Insurance Company and certain of its affiliates.

       21+     Subsidiaries of the Company.

       23+     Consent of Ernst & Young LLP.

       27+     Financial Data Schedule.
----------------------------------------

* A management contract or compensatory plan or arrangement required to be filed as an exhibit and filed herewith, pursuant to Item 4(a) of Form 10-K.

+    Filed herewith.

                                 Unidigital Inc.

                              Financial Statements

                                 August 31, 1999


                                    CONTENTS

Report of Independent Auditors...........................................  F-2

Consolidated Balance Sheets as of
August 31, 1999 and 1998.................................................  F-3

Consolidated Statements of Operations for the
years ended August 31, 1999, 1998 and 1997...............................  F-4

Consolidated Statement of Cash Flows for the
years ended August 31, 1999, 1998 and 1997...............................  F-5

Consolidated Statement of Stockholders' Equity
for the years ended August 31, 1999, 1998 and 1997.......................  F-6

Notes to Consolidated Financial Statements...............................  F-7

                         Report of Independent Auditors



The Board of Directors and Stockholders
Unidigital Inc.

We have audited the consolidated balance sheets of Unidigital Inc. as of August 31, 1999 and 1998 and the consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended August 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unidigital Inc. at August 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Ernst & Young LLP



December 3, 1999
New York, New York

                                                  Unidigital Inc.

                                            Consolidated Balance Sheets


                                                                                             AUGUST 31
                                                                                --------------------------------------
                                                                                       1999             1998
                                                                                --------------------------------------
ASSETS
Cash and cash equivalents                                                        $     734,000    $     287,000
Accounts receivable, net of allowance
  of $744,000 in 1999 and $581,000 in 1998                                          16,788,000       16,917,000
Building available for sale                                                          1,488,000                -
Prepaid expenses                                                                     2,600,000        2,727,000
Other current assets                                                                 2,356,000        3,360,000
Deferred tax asset                                                                   2,000,000                -
                                                                                --------------------------------------
Total current assets                                                                25,966,000       23,291,000

Property and equipment, net                                                         15,920,000       14,591,000
Deferred tax asset                                                                   5,606,000
Deferred financing costs, net                                                        1,550,000        1,013,000
Intangible assets, net                                                              67,672,000       28,107,000
Other assets                                                                         1,922,000          313,000
                                                                                ======================================
Total assets                                                                     $ 118,636,000    $  67,315,000
                                                                                ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                            $  16,198,000    $   8,571,000
Current portion of capital lease obligations                                         3,157,000        1,935,000
Current portion of long-term debt                                                    1,384,000        3,610,000
Income taxes payable                                                                 1,065,000          887,000
Deferred income taxes                                                                        -          249,000
Loans and notes payable to stockholders                                                619,000          155,000
Other current liabilities                                                               34,000                -
                                                                                --------------------------------------
Total current liabilities                                                           22,457,000       15,407,000

Capital lease obligations, net of current portion                                    2,898,000        2,830,000
Long-term debt, net of current portion                                              76,263,000       33,978,000
Deferred income taxes                                                                        -          500,000
Loans and notes payable to stockholders, net of current portion                              -          207,000
Other non-current liabilities                                                          707,000                -
                                                                                --------------------------------------
Total liabilities                                                                  102,325,000       52,922,000

Stockholders' equity:
  Preferred stock, par value $.01; 10,000,000 shares and 5,000,000 shares
    authorized in 1999 and 1998, respectively; none issued and outstanding                   -                -
  Common stock, par value $.01; 25,000,000 shares and 10,000,000 shares authorized in 1999 and 1998, respectively; 5,926,618 shares and
    3,902,634 shares issued and outstanding in 1999 and 1998, respectively              59,000           39,000
  Issuable common stock                                                              1,450,000
  Additional paid-in capital                                                        21,729,000        9,865,000
  Retained earnings (deficit)                                                       (6,585,000)       4,374,000
  Accumulated other comprehensive (loss) income                                       (342,000)         115,000
                                                                                --------------------------------------
Total stockholders' equity                                                          16,311,000       14,393,000
                                                                                --------------------------------------
Total liabilities and stockholders' equity                                       $ 118,636,000    $  67,315,000
                                                                                ======================================
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 Unidigital Inc.

                      Consolidated Statements of Operations

                                                                                YEAR ENDED AUGUST 31
                                                             ---------------------------------------------------------
                                                                     1999               1998               1997
                                                             ---------------------------------------------------------
REVENUES
Net sales                                                     $   62,774,000      $  29,506,000      $  12,569,000
EXPENSES
Cost of sales                                                     30,003,000         14,892,000          6,773,000
Selling, general and administrative expenses                      21,022,000          9,773,000          3,581,000
Expenses incurred due to restructuring                               611,000            413,000                  -
                                                             --------------------------------------------------------
Total operating expenses                                          51,636,000         25,078,000         10,354,000
                                                             --------------------------------------------------------

Income from continuing operations                                 11,138,000          4,428,000          2,215,000

Interest expense                                                  (5,893,000)        (1,353,000)          (573,000)
Interest expense-deferred financing costs                           (491,000)        (1,143,000)          (138,000)
Interest and other income                                             56,000             14,000            149,000
                                                             --------------------------------------------------------
Income from continuing operations before income
  taxes and extraordinary item                                     4,810,000          1,946,000          1,653,000

Provision for income taxes                                         2,349,000            854,000            486,000
                                                             --------------------------------------------------------
Net income from continuing operations
  Before extraordinary item                                   $    2,461,000      $   1,092,000      $   1,167,000
Discontinued operations (Note 9):
  (Loss) income from operations of discontinued
    segment (net of tax benefit of $1,038,000 (1999),
    $124,000 (1998) and $107,000 (1997))                          (1,275,000)           187,000            174,000
  Loss on disposal of segment (net of tax benefit of
    $8,403,000)                                                  (10,317,000)                 -                  -
                                                             --------------------------------------------------------
Net (loss) income before extraordinary item                       (9,131,000)         1,279,000          1,341,000
Extraordinary item--loss on early retirement of debt
  (net of income tax benefit of $1,114,000 (1999)
  and $137,000 (1998))                                            (1,828,000)          (143,000)                 -
                                                             --------------------------------------------------------
Net (loss) income                                             $  (10,959,000)     $   1,136,000   $      1,341,000
  Basic earnings (loss) per common share:
    Earnings from continuing operations before
    extraordinary item                                        $         0.47      $        0.31   $           0.36
    (Loss) income from discontinued operations                         (2.22)              0.05               0.05
    Extraordinary item                                                 (0.35)             (0.04)                 -
                                                             --------------------------------------------------------
  Net (loss) income                                           $        (2.10)              0.32               0.41
                                                             ========================================================
  Diluted earnings (loss) per common share:
    Earnings from continuing operations
      Before extraordinary item                               $         0.47               0.29               0.36
    (Loss) income from discontinued operations                         (2.22)              0.05               0.05
    Extraordinary item                                                 (0.35)             (0.04)                 -
                                                             ========================================================
Net income                                                    $        (2.10)              0.30               0.41
                                                             ========================================================
Shares used to compute net (loss) income per share:
  Basic                                                            5,225,294          3,530,836          3,212,098
                                                             ========================================================
  Diluted                                                          5,225,294          3,779,438          3,283,279
                                                             ========================================================
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 Unidigital Inc.

                      Consolidated Statement of Cash Flows


                                                                                       Year ended August 31
                                                                         --------------------------------------------------
                                                                                1999            1998             1997
                                                                         --------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                                         $ (10,959,000)   $  1,136,000     $ 1,341,000
Adjustments to reconcile net (loss) income to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                             5,921,000       3,954,000       2,194,000
    (Gain) loss on sale of property and equipment                              (146,000)         11,000               -
    Provision for deferred income taxes                                      (8,355,000)        300,000          24,000
    Provision for bad debts                                                     321,000         115,000         102,000
    Loss on disposal of segment                                              15,676,000               -               -
    Stock compensation                                                          160,000          50,000          50,000
Changes in assets and liabilities net of effects of businesses acquired:
  Accounts receivable                                                        (4,889,000)     (5,680,000)     (3,242,000)
  Prepaid expenses and other current assets                                     824,000      (2,393,000)     (5,046,000)
  Other assets                                                               (1,128,000)     (1,354,000)       (171,000)
  Accounts payable and accrued expenses                                       1,375,000       2,053,000       5,008,000
  Income taxes payable                                                          362,000         310,000         229,000
                                                                         --------------------------------------------------
Net cash (used in) provided by operating activities                            (838,000)     (1,498,000)        489,000
                                                                         --------------------------------------------------

INVESTING ACTIVITIES
Additions to property and equipment                                          (2,002,000)     (1,571,000)     (1,368,000)
Proceeds from sale of property and equipment                                    976,000          10,000               -
Proceeds from disposal of segment                                               500,000               -               -
Business acquisitions                                                       (29,417,000)    (21,802,000)     (5,529,000)
                                                                         --------------------------------------------------
Net cash used in investing activities                                       (29,943,000)    (23,363,000)     (6,897,000)
                                                                         --------------------------------------------------

FINANCING ACTIVITIES
Payments of capital lease obligations                                        (3,271,000)     (2,691,000)     (1,761,000)
Payments for cancellation of options                                                  -               -        (213,000)
Proceeds from long-term debt                                                 94,875,000      37,186,000       7,521,000
Payments of long-term debt                                                  (55,959,000)    (12,566,000)        (78,000)
Stockholder repayments                                                         (418,000)              -               -
Payment of deferred financing costs                                          (4,071,000)              -               -
Proceeds from sale of common stock, net of issuance costs                        72,000          20,000         (36,000)
                                                                         --------------------------------------------------
Net cash provided by financing activities                                    31,228,000      21,949,000       5,433,000
                                                                         --------------------------------------------------
Effect of foreign exchange rates on cash                                              -          (4,000)         32,000
                                                                         --------------------------------------------------

Net increase(decrease) in cash and cash equivalents                             447,000      (2,916,000)       (943,000)
Cash and cash equivalents at beginning of year                                  287,000       3,203,000       4,146,000
                                                                         --------------------------------------------------
Cash and cash equivalents at end of year                                  $     734,000    $    287,000     $ 3,203,000
                                                                         ==================================================
SUPPLEMENTAL DISCLOSURES
Interest paid                                                             $   5,897,000    $  1,614,000     $ 1,261,000
                                                                         ==================================================
Income taxes paid                                                         $     436,000    $    232,000     $   726,000
                                                                         ==================================================
Non-cash transactions:
Equipment acquired under capital lease obligations                        $   4,848,000    $  1,797,000     $ 1,711,000
                                                                         ==================================================
Stock issued for business acquisitions                                    $   9,895,000    $     -          $    -
                                                                         ==================================================
Warrants issued for business acquisition                                  $     281,000    $     -          $    -
                                                                         ==================================================
Warrants issued for additional financing                                  $     308,000    $     -          $    -
                                                                         ==================================================
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 UNIDIGITAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         ACCUMULATED
                                                                              ADDITIONAL    RETAINED        OTHER         TOTAL
                                          COMMON STOCK           ISSUABLE      PAID-IN      EARNINGS    COMPREHENSIVE  STOCKHOLDERS'
                                      SHARES         AMOUNT    COMMON STOCK    CAPITAL      (DEFICIT)   (LOSS) INCOME     EQUITY
                                  --------------------------------------------------------------------------------------------------

Balance at August 31, 1996          3,189,216      $  32,000   $     -       $ 5,463,000  $ 1,897,000   $   (27,000)   $  7,365,000
Issuance of common stock in
  connection with the Boris Image
  Group, Inc. asset acquisition        45,480                                    249,000                                    249,000
Additional Initial Public Offering
  costs                                                                          (72,000)                                   (72,000)
Issuance of 440,000 warrants in
  Connection with financing                                                      602,000                                    602,000
Issuance of common stock as
  employee compensation                 8,547                                     50,000                                     50,000
Comprehensive income:
  Net income                                                                                1,341,000                     1,341,000
  Foreign currency translation
    adjustment                                                                                              (62,000)        (62,000)
                                                                                                                          ----------
Comprehensive income                                                                                                      1,279,000
                                  --------------------------------------------------------------------------------------------------
  Balance at August 31, 1997        3,243,243         32,000         -         6,292,000    3,238,000       (89,000)      9,473,000
Issuance of common stock in
  connection with the Kwik
  International Color Ltd. Asset
  acquisition                         649,841          7,000                   3,403,000                                  3,410,000
Issuance of common stock as
  employee compensation                 6,051                                     50,000                                     50,000
Issuance of 25,000 warrants in
  connection with investment
  banking services                                                               100,000                                    100,000
Issuance of common stock in
   connection  with exercise of
   stock options                        3,499                                     20,000                                     20,000
Comprehensive income:
  Net income                                                                                 1,136,000                    1,136,000
  Foreign currency translation
    adjustment                                                                                              204,000         204,000
                                                                                                                          ----------
Comprehensive income                                                                                                      1,340,000
                                  --------------------------------------------------------------------------------------------------
Balance at August 31, 1998          3,902,634         39,000         -         9,865,000     4,374,000      115,000      14,393,000
Issuance of common stock in
  connection with the Mega Art
  Corp. asset acquisition             804,148          8,000     1,450,000     5,217,000                                  8,675,000
Issuance of common stock in
  connection with the
  Hy  Zazula Associates asset
  acquisition                         433,076          4,000                   2,271,000                                  2,275,000
Issuance of common stock and
  225,000 warrants issued in
  connection with the SuperGraphics
  acquisition                         135,393          1,000                     891,000                                    892,000





                                                                                                         ACCUMULATED
                                                                              ADDITIONAL    RETAINED        OTHER         TOTAL
                                          COMMON STOCK           ISSUABLE      PAID-IN      EARNINGS    COMPREHENSIVE  STOCKHOLDERS'
                                      SHARES         AMOUNT    COMMON STOCK    CAPITAL      (DEFICIT)   (LOSS) INCOME     EQUITY
                                  --------------------------------------------------------------------------------------------------

Issuance of common stock in
  connection with the Peter
  X+C asset acquisition                40,000                                    200,000                                    200,000
Issuance of common stock in
  connection with the Progess
  Graphics, Inc. asset acquisition     86,059          1,000                     499,000                                    500,000
Issuance of  common   stock  in
  connection with the Interface
  Graphics Limited asset acquisition   49,695          1,000                     218,000                                    219,000
Issuance  of  common   stock  in
  connection with the exercise of
  stock options                       211,592          2,000                     993,000                                    995,000
Issuance  of  common   stock  in
  connection with the Prepress
  Services asset acquisition           80,000          1,000                     391,000                                    392,000
Issuance of common stock in
  settlement of a liability            35,584            -                       173,000                                    173,000
Issuance  of  common   stock  in
  connection with the M. Nur
  Marketing & Kommunication GmbH
  asset acquisition                    40,850          1,000                     200,000                                    201,000
Issuance  of  common   stock  in
  connection with the Big Bills
  Ltd. asset acquisition               55,790          1,000                     273,000                                    274,000
Issuance of 440,000  warrants
  in connection with financing                                                   308,000                                    308,000
Issuance  of  common   stock  as
  employee compensation                34,102                                    160,000                                    160,000
Issuance  of  common   stock  in
  connection with exercise of
  warrants                             17,895                                     70,000                                     70,000
Comprehensive income:
     Net loss                                                                            (10,959,000)                   (10,959,000)
     Foreign currency translation
       adjustment                                                                                      (457,000)           (457,000)
                                                                                                                       -------------
Comprehensive loss                                                                                                      (11,416,000)
                                  --------------------------------------------------------------------------------------------------
Balance at August 31, 1999          5,926,618        $59,000    $1,450,000   $21,729,000 $(6,585,000)  (342,000)       $ 16,311,000
                                  ==================================================================================================
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


1.   ORGANIZATION

Unidigital Inc.  ("Unidigital"  or the "Company") a Delaware  corporation,  is a media services company that provides large and grand format digital image solutions combined with a full suite of digital "premedia" (previously referred to as high-end prepress) services to advertising agencies, retailers, publishers, graphic design firms, consumer product companies, government agencies, and marketing and communications firms in both the United States, the United Kingdom and Germany. During 1999 the Company began delivering its services through two principal business divisions: (i) the Media Solutions division creates and produces large and grand format images for out-of-home advertising and develops new media concepts and (ii) the Premedia Services division provides digital premedia, including retouching and short-run digital printing services. During 1999 the various operating subsidiaries of the Company were grouped into the aforementioned business divisions and the Company discontinued its on-demand print and prepress business segment (See Note 9).

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

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INTANGIBLE ASSETS

Intangible assets relate to the excess of purchase price over the fair value of the net tangible assets acquired, ("goodwill"), which is being amortized over 15 to 25 years. Amortization of approximately $2,614,000, $797,000 and $269,000 was recorded for the years ended August 31, 1999, 1998 and 1997, respectively.
Accumulated amortization at August 31, 1999 and 1998 was approximately $3,747,000 and $1,133,000, respectively.

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

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS

In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") compensation costs for stock is recognized based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire that stock. The Company has elected the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("FAS 123") and continue accounting for the stock based compensation under the provisions of APB 25.

FOREIGN CURRENCY TRANSLATION

Balance sheet accounts of the Company's United Kingdom and Germany subsidiaries are translated using year-end exchange rates. Statements of operations accounts are translated at monthly average exchange rates. The resulting translation adjustment is recorded in a separate component of stockholders equity called "Accumulated other comprehensive income (loss)" and is included in determining comprehensive income (loss).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments approximate their estimated fair value as a result of variable market interest rates and/or the short term maturity of these instruments.

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


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

EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). Basic earnings per share is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of all potentially dilutive securities.

SEGMENT INFORMATION

The Company accounts for segment information in accordance with Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 superseded FASB Statement 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about product and services, geographic areas, and major customers.

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

As of September 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 has had no effect on the Company's net income or stockholder's equity. Statement 130 requires the Company's foreign currency translation adjustment which, prior to adoption, was recorded separately in stockholders' equity, to be included in other comprehensive income or loss. Amounts reported in prior year financial statements have been reclassified to conform to the requirements of Statement
130. As of August 31, 1999, the cumulative other comprehensive loss consisted solely of the Company's foreign currency translation adjustment.

3.   ACQUISITIONS

In 1996 the Company purchased certain assets of Cardinal Communications Group, Inc. and C-Max Graphics, Inc. The purchase price included a potential earn-out of a maximum of $600,000. During 1999 the Company settled this earn-out and paid the owners $150,000.

In April 1997, the Company purchased certain assets and assumed certain liabilities of Boris Image Group, Inc. The aggregate purchase price consisted of the following: (i) cash payments of $1,725,000; (ii) an aggregate of $300,000 in guaranteed future payments to Boris Image Group and its management team; (iii) $250,000 in restricted common stock of the Company (45,480 shares); (iv) a potential earn-out payment of up to $500,000 payable 90 days after the end of the Company's 1998 fiscal year; and (v) options to purchase 50,000 shares of the Company's common stock at fair market value. The total purchase price of $2,511,000, which includes costs incurred in connection with the acquisition, exceeded the tangible net assets acquired by approximately $2,601,000, and has been recorded as goodwill. An earn-out of $414,000 was paid for the year ended August 31, 1998.

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


3.   ACQUISITIONS (CONTINUED)

In May 1997, the Company acquired all of the issued and outstanding capital stock of Libra City Corporate Printing Limited ("Libra"). The aggregate purchase price consisted of cash payments of (pound)1,823,750 (approximately $2,972,000) and an earn-out payment of up to (pound)500,000 (approximately $815,000). The total purchase price of approximately (pound)2,208,000 (approximately $3,577,000), which includes costs incurred in connection with the acquisition, exceeded the tangible net assets acquired by approximately (pound)1,280,000 (approximately $2,074,000), and has been recorded as goodwill. An earn-out of $825,000 was paid for the year ended August 31, 1998,

In March 1998, the Company purchased certain assets and assumed certain liabilities of Kwik International Color, Ltd ("Kwik"). The aggregate purchase price consisted of the following: (i) cash payments of $20,590,000; (ii) note payable in the principal amount of $750,000; and (iii) $3,410,000 in restricted common stock of the Company (649,841 shares). The total purchase price of $25,458,000, which includes costs incurred in connection with the acquisition, exceeded the net assets acquired by approximately $22,107,000, which has been recorded as goodwill. Of the purchase price, $1,000,000 of restricted Common stock of the Company (190,589 shares) is being held in escrow for a period of two years to satisfy any indemnification claims.

In July 1998, the Company purchased certain assets of Five Star Finishers, Ltd. The total purchase price consisted of a cash payment of (pound)325,000 (approximately $543,000). The purchase price approximated the fair value of tangible assets acquired.

In September 1998, the Company purchased all of the issued and outstanding capital stock of Mega Art Corp. ("Mega Art"). The purchase price included an initial cash payment of $6,050,000 and the issuance of 804,148 shares of restricted Common stock of the Company ($5,225,000). In addition, the purchase price included a deferred cash payment of $1,300,000 (including a $100,000 late fee) which was paid in fiscal 1999; a cash earn-out payment of $1,300,000 (including a $100,000 late fee) which was paid in fiscal 1999; and $1,450,000 in restricted Common stock of the Company (the "Earn-Out Payment") which was earned and is included in stockholders' equity on the accompanying balance sheet at August 31, 1999.

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


3.   ACQUISITIONS (CONTINUED)

In October 1998, the Company purchased all of the issued and outstanding common stock of Hy Zazula Associates, Inc. ("Zazula"). The purchase price included an aggregate cash payment of $2,275,000 and the issuance of 433,076 shares of restricted Common stock of the Company ($2,275,000). Of the purchase price, $150,000 in cash and 28,552 shares of restricted Common stock of the Company ($150,000) is being held in escrow for a period of two years to satisfy any indemnification claims.

In November 1998, the Company purchased all of the issued and outstanding common stock of SuperGraphics. The purchase price included a cash payment of approximately $15,989,000, the issuance of 135,393 shares of restricted Common stock of the Company (approximately $611,000) and the issuance of five-year warrants to purchase 225,000 shares of the Company's Common stock at an exercise price of $5.64 per share. The purchase price also includes a deferred cash payment equal to the difference between (i) EBITDA, as defined, multiplied by six and (ii) $16,500,000. Such deferred cash payment of $100,000 was paid in June 1999. In addition, subject to certain limitations, the Company granted "piggyback" registration rights to the sellers of SuperGraphics. Of the purchase price, approximately $233,000 in cash and 135,393 shares of restricted Common stock of the Company is being held in escrow for a period of one year to satisfy any indemnification claims. The warrants were deemed to have a value of approximately $281,000 based on an independent appraisal.

In April 1999, the Company acquired substantially all of the assets of Peter X(+C) Limited ("X+C). The purchase price included an initial cash payment of $70,000 and the issuance of 40,000 shares ($200,000) of restricted Common stock of the Company. In addition, the purchase price included a deferred cash payment of $100,000 payable on April 1, 2000, and an earn-out payment of up to $1,000,000 in cash or in some combination of cash and restricted Common stock of the Company in the event X+C achieves certain financial performance objectives.

In April 1999, the Company, acquired substantially all of the assets of Progress Graphics, Inc. ("Progress"). The purchase price included the issuance of 86,059 shares ($500,000) of restricted Common stock of the Company. In addition, the purchase price includes earn-out payments in cash, restricted Common stock of the Company or some combination thereof in the event Progress attains revenues in excess of $3,000,000 in any of the first three years following the closing.

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


3.   ACQUISITIONS (CONTINUED)

In April 1999, the Company acquired all the issued and outstanding shares of capital stock of Interface Graphics Limited ("Interface"). The initial aggregate purchase price was (pound)425,000 (approximately $700,000) which included the issuance of 49,695 shares (approximately (pound)132,000 or $219,000) of restricted Common stock of the Company. In addition, the purchase price includes deferred cash payments of (pound)20,000 payable on each of January 31, 2000 and January 31, 2001, and earn-out payments of up to (pound)55,000 per year in the event Interface achieves certain financial performance objectives in either of the first two years following the closing.

In August 1999, the Company acquired all the issued and outstanding shares of capital stock of Pre-Press Services Limited ("Pre-Press"). The initial aggregate purchase price was approximately (pound)750,000 (approximately $1,200,000) which included the issuance of 80,000 shares (approximately (pound)240,000 or $392,000) of restricted Common stock of the Company. In addition, the purchase price includes deferred cash payments of (pound)169,000, (pound)124,000, (pound)186,000 payable during the years ended August 31, 2000, 2001 and 2002, respectively.

In August 1999, the Company acquired all the issued and outstanding shares of capital stock of M. Nur Marketing and Kommunikation GmbH ("M. Nur"). The initial aggregate purchase price was $1,200,000 which included the issuance of 40,850 shares (approximately or $201,000) of restricted Common stock of the Company.

In August 1999, the Company acquired all the issued and outstanding shares of capital stock of Big Bills Limited ("Big Bills"). The initial aggregate purchase price was (pound)250,000 (approximately $455,000) which included the issuance of 55,790 shares (approximately (pound)150,000 or approximately $274,000) of restricted Common stock of the Company. In addition, the purchase price includes deferred cash payments of (pound)50,000 payable on each of August 31, 2000 and August 31, 2001.

The aforementioned acquisitions were accounted for using the purchase method of accounting and the results of operations have been included in the accompanying financial statements from their respective dates of acquisitions. During 1999 the preliminary allocation of purchase price may change upon final determination of the fair value of the net assets acquired.

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


3.   ACQUISITIONS (CONTINUED)

The following unaudited pro forma information is presented as if the Company had completed the aforementioned acquisitions, and the related borrowings at the beginning of the respective periods.

                                                           1999               1998
                                                  -----------------------------------------

Net sales                                            $  79,738,000      $  55,324,000
Net income from continuing operations before
  extraordinary item                                     1,090,000          1,389,000
Net (loss) income                                       (9,488,000)         1,433,000
Net (loss) income per share from continuing
  operations before  extraordinary item:
 Basic                                               $       0.19       $       0.39
 Diluted                                             $       0.19       $       0.37
Net (loss) income per share:
 Basic                                               $      (1.67)      $       0.41
 Diluted                                             $      (1.67)      $       0.38

4.   RESTRUCTURING CHARGES

During the first and second quarter of fiscal 1999, management authorized and committed the Company to: (i) consolidate their premedia operation in the UK, which was later discontinued in the fourth quarter of fiscal 1999 (see Note 9) and (ii) continue to reduce the staff providing financial printing services. In connection with the consolidation and continued reduction of staff the Company incurred approximately $376,000 of termination benefits relating to the termination of 28 employees providing similar services and incurred other related costs of approximately $235,000. All such costs were paid during fiscal 1999.

During the third and fourth quarter of fiscal 1998, management authorized and committed the Company to: (i) consolidate their premedia services in connection with the acquisition of Kwik and (ii) reduce the staff providing financial printing services in the UK, respectively. In connection with the consolidation and reduction of a service line the Company incurred approximately $305,000 of termination benefits relating to the termination of 35 employees providing similar services and incurred other related costs of approximately $466,000, including $90,000 related to write-downs of leasehold improvements. Included in accounts payable at August 31, 1998 was approximately $78,000 of facility exit costs. Of this amount, approximately $358,000 was reclassified to discontinued operations.

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


5.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                 August 31
                                                                    -------------------------------------
                                                                           1999                1998
                                                                    -------------------------------------

          Buildings                                                    $     -           $  2,252,000
          Machinery and equipment                                       19,747,000         15,133,000
          Furniture and office equipment                                 1,506,000          1,187,000
          Computer software                                              1,651,000          1,438,000
          Leasehold improvements                                         2,713,000          1,565,000
          Vehicles                                                         259,000            163,000
                                                                    -------------------------------------
          Total                                                         25,876,000         21,738,000
          Less accumulated depreciation and amortization                (9,956,000)        (7,147,000)
                                                                    -------------------------------------
                                                                       $15,920,000       $ 14,591,000
                                                                    =====================================


6.   LONG-TERM DEBT

Long-term debt consists of the following:


                                                                    Facility
                                                                     Amount               Amount Outstanding
                                                                                   -------------------------------
                                                                    August 31,                August 31,
                                                                      1999                1999          1998
                                                              ----------------------------------------------------
Revolving  line of  credit,  interest  at the prime rate or at
   the  eurodollar  rate,  as  defined,   plus  an  applicable
   margin, all as defined, ranging from 1.0% to 3.25%.        $     65,000,000       $ 64,375,000      $         -
Credit  facility in the United Kingdom  interest at the bank's overdraft  rate plus  2.75%.  Facility  is  secured  by the
   assets of Interface Graphics.                                       241,000            241,000                -
Credit  facilities in the United  Kingdom,  interest at either
   the bank's overdraft rate plus 2% or 2.5%.                                -                  -        2,135,000
Credit  facilities  in the  United  Kingdom;  interest  at the bank's  overdraft  rate plus 1.85%.  Facility is secured by
   the accounts receivable of Pre-Press.                               642,000            621,000                -

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


6.   LONG-TERM DEBT (CONTINUED)

                                                              Facility Amount              Amount Outstanding
                                                                                   -------------------------------
                                                                August 31,                     August 31,
                                                                   1999                  1999             1998
                                                            ------------------------------------------------------
Credit  facilities  in the United  Kingdom;  interest at the bank's  overdraft  rate plus  2.00%.  Facility is secured
   by the accounts receivable of Big Bills.                       321,000              236,000                   -
Term  loan,   matures   March   2003;   payable  in  sixteen
   quarterly  installments of ranging from $960,000 to
   $1,920,000 in March 2003, plus interest at the Base
   Rate or the Eurodollar Rate, as defined, plus an
   Applicable Margin, as defined, ranging from 0.75% to 3.0%.           -                    -          25,000,000
Revolving  line of credit;  matures in March 2003,  interest
   at the Base Rate or at the dollar rate as defined.                   -                    -           8,435,000
Subordinated  loan matures in March 2004;  base  interest of
   12 1/2%;  plus 0.25% the first day after the first
   anniversary  of the Note; plus 0.25% following the last
   day of each 90 day period until payment in full.            10,000,000           10,000,000                   -
Notes  payable  for  certain  equipment,  maturing  on
   dates between October 1998 and September 2003,
   payable in monthly  installments of $22,000 until
   October 1998 and $14,000 thereafter, including
   interest at 8.54% and 8.4%, respectively.                            -              454,000             618,000
Loan  facility  in United  Kingdom;  matures  in July  2001, payable in monthly installment of $19,000 plus interest
   of LIBOR, as defined, plus the Banks Margin of 2.4%.                 -                    -             651,000
Senior subordinated note investment fee, due May 2001.                  -            1,500,000                   -
Installment  note due to seller  of Kwik;  matures  in
  April 2001, payable in thirty-six monthly installments
  of approximately  $21,000 including interest at 5.7%.                 -                    -             646,000
Other.                                                            312,000              220,000             103,000
                                                            ------------------------------------------------------
                                                                                    77,647,000          37,588,000
Less: current portion of long-term debt                                              1,384,000           3,610,000
                                                            ======================================================
Long-term debt                                               $                   $  76,263,000        $ 33,978,000
                                                            ======================================================

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


6. LONG-TERM DEBT (CONTINUED)

On May 12, 1999, the Company terminated its existing $25,000,000 term loan, $10,000,000 revolving line of credit facility and $5,000,000 credit facility, and entered into a new borrowing arrangement consisting of a $65,000,000 revolving line of credit facility. The revolving line of credit facility may be increased to $80,000,000 in the event the Company raises subordinated debt net proceeds of a least $20,000,000 (see note 19). The borrowings are guaranteed by the Company's subsidiaries and the Company pledged all of its equity interests in is United States subsidiaries and 65% of its equity interests in its United Kingdom subsidiaries as collateral for such credit facility. Interest under such credit facility is payable, at the Company's option, at the prime rate or at the eurodollar rate, as defined, plus an Applicable Margin, as defined, ranging from 1.0% to 3.25% depending on the Company's consolidated debt to earnings ratio and the type of loan.

The credit facility contains covenants that require the Company to maintain certain earnings and debt to earnings ratio requirements based on the combined operations of the Company and its subsidiaries. The Company was in violation of certain covenants and has obtained a waiver for such violations. The credit facility is secured by a first priority lien on all of the assets of the Company and its subsidiaries and restricts the Company's ability to pay certain dividends without the bank's prior written consent.

In November 1998, the Company borrowed $10,000,000 pursuant to a subordinated unsecured loan (the "Subordinated Loan"). The Subordinated Loan originally matured on March 31, 2004 and bears interest at a rate per annum equal to the sum of (i) 12.50% plus (ii) an additional percentage amount equal to 0.25% commencing on November 30, 1999 and increasing by 0.25% following the last day of each 90-day period thereafter. In connection with the Subordinated Loan, the Company issued ten-year warrants to the lender to purchase 440,000 shares of the Company's Common stock at an exercise price not to exceed $5.00 per share. The warrants were deemed to have a value of approximately $308,000, based on an independent appraisal. In addition, subject to certain limitations, the Company granted registration rights to such lender. In September 1999 the Company repaid this debt with the proceeds of the $20 million senior subordinated notes (see note 19).

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999

6.   LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows:

                                                        AUGUST 31,
                                                           1999
                                                     -----------------
     Year ending August 31
      2000                                            $  1,384,000
      2001                                               1,437,000
      2002                                               6,437,000
      2003                                              11,264,000
      2004                                              57,125,000
                                                     -----------------
                                                      $ 77,647,000
                                                     =================

7.   OBLIGATIONS UNDER CAPITAL LEASES

The Company leases certain property and equipment which have been classified as capital leases. At August 31, 1999, the cost and accumulated depreciation and amortization of such assets was approximately $14,406,000 and $5,476,000, respectively. At August 31, 1998 the cost and accumulated depreciation and amortization of such assets was approximately $9,746,000 and $3,023,000, respectively. Future minimum payments under these leases are as follows:

                                                       AUGUST 31,
                                                          1999
                                                     ----------------

     Year ending August 31,
      2000                                           $   3,256,000
      2001                                               1,969,000
      2002                                               1,096,000
      2003                                                 703,000
      2004                                                 127,000
                                                     ----------------
 Total                                                   7,151,000
 Less amount representing interest                      (1,096,000)
                                                     ----------------
 Present value of minimum lease payments                 6,055,000
 Less current maturities                                 3,157,000
                                                     ----------------
                                                     $   2,898,000
                                                     ================

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


8.   LOANS AND NOTES PAYABLE TO STOCKHOLDERS

Loans payable to stockholders consist of four loans aggregating approximately $619,000 on August 31, 1999, are payable on demand and bear interest at approximately 8% per annum. Subsequent to August 31, 1999 $519,000 was repaid.

9.   DISCONTINUED OPERATIONS

On July 15,1999, the Company adopted a plan to discontinue it's on demand print and prepress business segment that had primarily served the independent graphic artists in the New York, San Francisco and London markets. The Company has restated the consolidated statements of operations for the years ended August 31, 1999, 1998 and 1997 to reflect the results of the on demand print and prepress business as a discontinued operation.

The revenues of the on demand print and prepress business were approximately $ 10,436,000, $19,124,000 and $17,575,000 for the years ended August 31, 1999,
1998 and 1997.

On August 18, 1999, the Company sold their New York operations for on demand print and prepress for $2,250,000 in exchange for $500,000 in cash, a $1,500,000 note receivable and $250,000 in services. The San Francisco and London on demand print and prepress business ceased operations and the closed or reallocated their facilities to other segments, respectively, prior to August 31, 1999. There were no remaining assets or liabilities related to the discontinuance of the on demand print and prepress business as of August 31, 1999.

10.  OTHER ASSETS

Included in other assets is a $1,500,000 note receivable related to the sale of the New York on demand and prepress business. The note receivable requires quarterly payments of principal and interest of $62,500 through June 2004 and a balloon payment of $500,000 in June 2004.

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


11.  STOCK OPTIONS

Unidigital's Board of Directors has adopted, and the stockholders of Unidigital have approved the following stock option plans: (i) the 1995 Unidigital Inc. Long-Term Stock Investment Plan (the "1995 Stock Plan"); (ii) the 1995 Directors Stock Option Plan (the "1995 Directors Plan"); (iii) the 1997 Equity Incentive Plan (the "1997 Plan"); and (iv) the 1997 Non-Employee Director Stock Option Plan (the "1997 Non-Employee Director Plan"), collectively, the ("Stock Option Plans"). The total aggregate number of shares of Common stock for which options may be granted under the Stock Option Plans is 1,375,000.

Under the Stock Option Plans as of August 31, 1999 the Company granted options to purchase Common stock as follows: (i) 106,667 shares at exercise prices ranging from $4.50 to $7.75 per share, vesting six months after the date of grant and are exercisable under the 1995 Stock Plan; (ii) no shares have been granted under the 1995 Directors Plan; (iii) 756,857 shares at exercise prices ranging from $4.00 to $9.63 per share, vesting, in part, on the date of grant exercisable under the 1997 Plan and; (iv) 60,000 shares at an exercise prices ranging from $4.31 to $5.53 per share, vesting on the date of grant and are exercisable under the 1997 Non-Employee Director Plan. All stock options were issued at fair market value at the date of grant and have a ten-year term. The options terminate upon termination of employment.

In connection with the acquisition of Elements (UK), a former shareholder was issued options, outside the Stock Option Plans, which expire in February 2002, to purchase 50,000 shares of common stock at $6.00 per share.

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


11.  STOCK OPTIONS (CONTINUED)

A summary of the Company's stock option activity, and related information for the years ended August 31, 1999, 1998 and 1997 is as follows:

                                                             Weighted Average
                                          Options             Exercise Price
                                       -----------------------------------------

Outstanding--August 31, 1996              210,167                 $6.57
Granted                                   174,103                 $4.88
Forfeited                                 (28,500)                $6.75
                                        ----------------------------------------
Outstanding--August 31, 1997              355,770                 $5.73
Granted                                   384,999                 $6.89
Exercised                                  (3,499)                $5.82
Forfeited                                 (74,204)                $6.62
                                        ----------------------------------------
Outstanding--August 31, 1998              663,066                 $6.31
Granted                                   606,667                 $4.51
Exercised                                (211,592)                $4.70
Forfeited                                 (84,617)                $6.74
                                        ========================================
Outstanding--August 31, 1999              973,524                 $5.49
                                        ========================================

Exercisable--August 31, 1997              299,103                 $5.54
                                        ========================================
Exercisable--August 31, 1998              409,733                 $5.93
                                        ========================================
Exercisable--August 31, 1999              602,586                 $5.72
                                        ========================================

Pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for August 31, 1999, 1998 and 1997:

ASSUMPTION                       1999                1998                1997
                             ---------------------------------------------------

Risk-free rate                 4.5 - 5.9%          5.5 - 6.9%         5.9 - 6.9%
Dividend yield                     -                   -                   -
Volatility factor of the
 expected market price of
 the Company's common stock     .6 - .8             .4 - 1.1            .4 - .6
Average life                     5 years             5 years            5 years

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


11.  STOCK OPTIONS (CONTINUED)

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

The Company's pro forma information is as follows:


                                                                    AUGUST 31,
                                               -----------------------------------------------------
                                                     1999              1998             1997
                                               -----------------------------------------------------
   Pro forma net (loss) income                  $(11,565,000)        $954,000        $1,142,000
   Pro forma net (loss) income per share:
     Basic                                            $(2.21)           $0.27             $0.36
     Diluted                                          $(2.21)           $0.25             $0.35


The weighted average fair value of options granted during the years ended August 31, 1999, 1998 and 1997 were $2.85, $4.46 and $2.50, respectively. The weighted average remaining contractual life of the options outstanding at August 31, 1999 is 8.6 years.

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


12.  INCOME TAXES

The following comprises income tax expense related to continuing operations:

                                                                 YEAR ENDED AUGUST 31,
                                                      1999                1998                1997
                                               -----------------------------------------------------------

U.S. income taxes:
   Current                                        $1,302,000          $  252,000         $   9,000
   Deferred                                          851,000             249,000            44,000
                                               -----------------------------------------------------------
                                                   2,153,000             501,000            53,000
                                               -----------------------------------------------------------
United Kingdom income taxes:
   Current                                            65,000             302,000           538,000
   Deferred                                          131,000              51,000             2,000
                                               -----------------------------------------------------------
                                                     196,000             353,000           540,000
                                               -----------------------------------------------------------
Total                                             $2,349,000          $  854,000         $ 593,000
                                               ===========================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities consist of the following:


                                                                                Year ended August 31,
                                                                        1999             1998             1997
                                                                  -------------------------------------------------
Deferred tax liabilities:
   Use of cash basis for United States income tax
    purposes                                                      $      -           $  88,000         $ 175,000
   Difference in depreciation and amortization methods                1,925,000        905,000           591,000
                                                                  -------------------------------------------------
Total deferred tax liability                                          1,925,000        993,000           766,000
Less deferred tax asset:
   Allowance for doubtful accounts                                     (249,000)      (143,000)         (122,000)
   Net operating loss                                                (9,246,000)
   Primarily difference in reporting of royalty                           -           (101,000)         (199,000)
   Other                                                                (36,000)          -                  -
                                                                  -------------------------------------------------
Net deferred tax liability                                        $  (7,606,000)     $ 749,000         $ 445,000
                                                                  =================================================

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999

12.  INCOME TAXES (CONTINUED)
At August 31, 1999 the Company has net operating loss carryforwards of approximately $20,152,000 which expires in 2019.

The following reconciles income tax expense, computed in the United States Federal statutory rate to income tax expense.

                                                                                YEAR ENDED AUGUST 31,
                                                                      1999              1998              1997
                                                                ------------------------------------------------------

Income taxes at United States Federal statutory rate            $  1,635,000         $ 623,000         $ 644,000
State and local income taxes                                         671,000            95,000            56,000
Nondeductible expenses and differences between
 United States and United Kingdom tax rates                           43,000           123,000          (107,000)
                                                                ------------------------------------------------------
Total                                                           $  2,349,000         $ 841,000         $ 593,000
                                                                ======================================================

13.  STOCKHOLDERS' EQUITY

AMENDMENT TO CERTIFICATE OF INCORPORATION

In May, 1999, the Company filed an amendment to its Certificate of Incorporation increasing the Company's authorized shares of Common stock from 10,000,000 to 25,000,000 and the Company's authorized shares of Preferred Stock from 5,000,000 to 10,000,000

SHARES RESERVED

As of August 31, 1999, the Company has reserved for issuance of 2,607,000 shares of common stock as follows: (i) 1,375,000 shares of common stock issuable upon exercise of options granted or allowed to be granted under its Stock Option Plans; (ii) 50,000 shares of common stock upon exercise of options granted in connection with an acquisition in the UK; (iii) 92,000 shares of common stock issuable upon exercise of warrants issued to the managing underwriter in connection with the initial public offering, exercisable at a price of $7.20 per share in February 2001; (iv) 400,000 shares of common stock issuable upon exercise of warrants issued in connection with loans to the Company; (v) 25,000 shares of common stock upon exercise of warrants (vi) 225,000 shares of common stock issuable upon exercise of warrants issued to the stockholder of SuperGraphics and (vii) 440,000 shares of common stock upon exercise of the warrants issue in connection with the November 1998 financing.

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999

14.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share pursuant to FASB Statement No. 128, "Earnings per Share":

                                                                 YEAR ENDED AUGUST 31,
                                                 ------------------------------------------------------
                                                       1999              1998               1997
                                                 ------------------------------------------------------

Numerator for basic and diluted
  earnings per share-net (loss) income
  available for common stockholders              $(10,959,000)        $1,136,000        $1,341,000
                                                 ======================================================
Denominator:
  Denominator for basic earnings per
    share weighted average shares                   5,225,294          3,530,836         3,212,098
  Effect of dilutive securities:
    Stock options                                          --             74,971            34,760
     Warrants                                              --            173,631            36,421
                                                 ------------------------------------------------------
  Denominator for diluted earnings
    per share-adjusted weighted
    average shares and assumed
    conversions                                     5,225,294          3,779,438         3,283,279
                                                 ======================================================


The following securities have been excluded from the dilutive per share computation, as they are antidilutive:

                                             YEAR ENDED AUGUST 31,
                            ----------------------------------------------------
                                  1999              1998               1997
                            ----------------------------------------------------

     Stock options              974,000           41,000            125,000
     Warrants                 1,182,000          117,000             92,000

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


15.  COMMITMENTS

The Company leases their premises under operating lease agreements which expire at various dates through February 2009. The Company also leases certain production equipment under operating leases which expire at various dates through August 2001.

Aggregate minimum rental payments for premises and equipment under operating leases are approximately as follows:

                                   TOTAL            PREMISES         EQUIPMENT
                               -------------------------------------------------

Year ending August 31,
   2000                      $   3,037,000   $     2,189,000      $    848,000
   2001                          2,858,000         2,162,000           696,000
   2002                          2,653,000         2,170,000           483,000
   2003                          1,843,000         1,399,000           444,000
   2004                          1,366,000         1,057,000           309,000
   Thereafter                    3,483,000         3,435,000            48,000
                             ---------------------------------------------------
Total                        $  15,240,000   $    12,412,000      $  2,828,000
                             ===================================================

Aggregate rental expense for the years ended August 31, 1999, 1998 and 1997 approximated $2,198,000, $1,077,000 and $515,000, respectively.

16.  SEGMENT INFORMATION

The Company's reportable segments are divisions that offer different products and services. The reportable segments are each managed separately because they produce and distribute distinct products with different production processes. The Company has two reportable segments: the media solutions division and premedia services division. The segment information for 1998 and 1997 has been restated to conform to the 1999 segment reporting format.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at the Company's cost; there is no intercompany profit or loss on intersegment sales or transfers.

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


16.  SEGMENT INFORMATION (CONTINUED)

The following summarizes the operations by geographic segment for the years ended August 31, 1998, 1998 and 1997:

                                                                AUGUST 31,
                         --------------------------------------------------------------------------------------------
                                      1999                          1998                          1997
                         --------------------------------------------------------------------------------------------
                             UNITED         UNITED          UNITED         UNITED        UNITED          UNITED
                             STATES         KINGDOM         STATES        KINGDOM        STATES         KINGDOM
                         --------------------------------------------------------------------------------------------

Net sales                $ 49,251,000   $ 13,523,000    $ 14,979,000   $ 14,527,000  $  2,576,000    $  9,993,000
Income from operations      9,812,000      1,326,000       3,650,000        778,000       538,000       1,677,000
Identifiable assets        99,432,000     19,204,000      56,528,000     10,787,000    24,309,000       8,724,000
Depreciation and
  amortization              4,493,000      1,428,000       1,457,000      1,212,000     1,376,000         818,000
Capital expenditures        1,410,000        592,000       1,095,000        476,000       904,000         464,000

The following summarizes operations by industry segment for the years ended August 31, 1999, 1998 and 1997:

                                                AUGUST 31, 1999
                               -------------------------------------------------
                                    Media           Premedia
                                  Solutions         Services          Total
                               -------------------------------------------------

    Net sales                  $  28,881,000      $ 33,893,000     $ 62,774,000
    Income from
      operations                   5,140,000         5,998,000       11,138,000
    Identifiable assets           69,650,000        48,986,000      118,636,000
    Depreciation and
      amortization                 2,333,000         3,588,000        5,921,000
      Capital expenditures     $   1,038,000      $    964,000     $  2,002,000

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


16. Segment Information (continued)

                                            AUGUST 31, 1998
                          ------------------------------------------------------
                             MEDIA             PREMEDIA
                           SOLUTIONS           SERVICES            TOTAL
                          ------------------------------------------------------

    Net sales              $  9,275,000      $ 20,231,000      $ 29,506,000
    Income from
      operations                951,000         3,477,000         4,428,000
    Identifiable assets      18,763,000        48,552,000        67,315,000
    Depreciation and
      amortization              940,000         3,014,000         3,954,000
    Capital expenditures        237,000         1,334,000         1,571,000

                                             AUGUST 31, 1997
                          ------------------------------------------------------
                             MEDIA             PREMEDIA
                           SOLUTIONS           SERVICES           TOTAL
                          ------------------------------------------------------

    Net sales              $  3,227,000      $  9,342,000       $ 12,569,000
    Income from
      operations                655,000         1,560,000          2,215,000
    Identifiable assets       6,651,000        26,382,000         33,033,000
    Depreciation and
      amortization              319,000         1,875,000          2,194,000
    Capital expenditures        147,000         1,221,000          1,368,000

17.  EMPLOYEE BENEFIT PLAN

The Company adopted a 401(k) Plan effective January 1, 1996, in which substantially all of the Company's U.S. employees are eligible to participate. Although the Plan provides for discretionary employer contributions, there were none for the years ended August 31, 1999, 1998 and 1997.

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999

18.  EXTRAORDINARY ITEM

In connection with the termination of its existing credit facility (see Note 6), the Company recorded an extraordinary loss of $1,828,000, net of an income tax benefit of $1,114,000, related to the write-off of the unamortized balance of deferred financing costs associated with its existing credit facility.

19.  LITIGATION

The Company is subject to legal proceedings and claims which arise in the ordinary course of business and have not been adjudicated. In the opinion of management, settlement of these actions, when ultimately concluded, will not have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

20.  SUBSEQUENT EVENTS

In September 1999, the Company issued $20 million of senior subordinated notes of which $10 million matures in 2005 and 2006. The notes bear interest at 14% per annum, comprised of a 12% payable semiannually and a 2% payment-in-kind coupon. The Company used $11.5 million of the proceeds from such notes to repay the existing subordinated loan ($10,000,000) plus the related investment fee ($1,500,000).

In September and November 1999, the Company sold its remaining two floors in a building for $2,435,000.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 UNIDIGITAL INC.

                                                            Additions -    Additions -          Deductions
                                            Balance at      Charged to      Charged to          -Write-off       Balance at
                                             Beginning       Costs and        Other             of Accounts        end of
               Description                   of Period       Expenses        Accounts           Receivable         Period
               -----------                   ---------       --------        --------           ----------

YEAR ENDED AUGUST 31, 1999
  Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectible accounts        581,000         321,000        370,000     1        528,000         744,000

YEAR ENDED AUGUST 31, 1998
  Reserves and allowances deducted
  from asset accounts:

  Allowance for uncollectible accounts        266,000         115,000        250,000     2         50,000         581,000

YEAR ENDED AUGUST 31, 1997
  Reserves and allowances deducted
  from asset accounts:

  Allowance for uncollectible accounts        201,000         102,000           -                  37,000         266,000


1) Part of Net Assets acquired from SuperGraphics, Interface Graphics, PrePress Services, and Big Bills

2)   Part of Net Assets acquired from Kwik