Form 10-K/A
period 1999-08-31
UNIDIGITAL INC
filed 1999-12-29
CIK 1003934

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K/A

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



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]


     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $10,975,743 at November 30, 1999 based on the last sales price on that date.


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 1999:


Class                                                           Number of Shares
-----                                                           ----------------

Common Stock, $.01 par value                                        5,987,067

                                TABLE OF CONTENTS
                                -----------------

          Item                                                             Page
          ----                                                             ----

PART I    1.   Business..................................................    1

          2.   Properties................................................   12

          3.   Legal Proceedings.........................................   13

          4.   Submission of Matters to a Vote of Security Holders.......   13

PART II   5.   Market for the Company's Common Equity and Related
               Stockholder Matters.......................................   14

          6.   Selected Financial Data...................................   15

          7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operation........................   16

          7A.  Quantitative and Qualitative Disclosures About Market
               Risk......................................................   25

          8.   Financial Statements and Supplementary Data...............   25

          9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.......................   25

PART III  10.  Directors and Executive Officers of the Company...........   26

          11.  Executive Compensation....................................   29

          12.  Security Ownership of Certain Beneficial Owners
               and Management............................................   36

          13.  Certain Relationships and Related Transactions............   37

PART IV   14.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K...............................................   39

SIGNATURES...............................................................   40

EXHIBIT INDEX............................................................   42

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

August 31, 1999...........................          $6 1/8               $4 1/8

     As of November 30, 1999 the approximate number of holders of record of the Common Stock was 81 and the approximate number of beneficial holders of the Common Stock was 800.

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

     The statements contained in this Annual Report on Form 10-K/A that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to the digital print industry; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

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

     For a discussion of the operating performance of the Company by segments, see Note 16 of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K/A.

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

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased by 100%, or $2,213,000, from $2,215,000 for the fiscal year ended August 31, 1997 to $4,428,000 for the fiscal year ended August 31, 1998. Of this amount, $3,650,000 was contributed by the Company's United States operations and $778,000 by the Company's United Kingdom operations. This increase resulted from higher net sales offset, in part, by higher production costs associated with the changing product mix of the Company's operations to include more digital print and financial print services.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required to be filed pursuant to this Item 8 are included in this Annual Report on Form 10-K/A. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS

     The current members of the Board of Directors and nominees for election to the Board are as follows:

                                                                SERVED AS A        POSITIONS WITH
NAME                                                  AGE       DIRECTOR SINCE     THE COMPANY
----                                                  ---       --------------     -----------

William E. Dye..................................      37              1989         Chairman of the Board, Chief
                                                                                   Executive Officer and Director

Peter Saad......................................      52              1996         President, Assistant Secretary
                                                                                   and Director

Anthony Manser..................................      42              1995         Vice President and Director

Harvey Silverman................................      58              1996         Director

David Wachsman..................................      54              1996         Director

     Executive Officers of the Company are elected annually by the Board of Directors and serve until their successors are duly elected and qualified. The current executive officers of the Company are as follows:


                                                                      CAPACITIES IN                 IN CURRENT
NAME                                                AGE                WHICH SERVED               POSITION SINCE
----                                                ---                ------------               --------------

William E. Dye............................           37       Chairman of the Board, Chief            1989
                                                              Executive Officer and Director

Peter Saad................................           52       President, Assistant Secretary      1998 (Member of the
                                                              and Director                        Board since 1996)

Anthony Manser ...........................           42       Vice President and Director         1994 (Member of the
                                                                                                  Board since 1995)

     There are no family relationships between any of the Directors, executive officers or nominees for election to the Board of Directors of the Company.

     The principal occupations and business experience, for at least the past five years, of each Director, executive officer and nominee for election to the Board of Directors is as follows:

     WILLIAM E. DYE has been a Director of the Company since its inception. In addition, Mr. Dye has been Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception and also served as President from that time until March 1998. Mr. Dye also served as the Company's Chief Financial Officer from approximately July 1995 until July 1996. He has been President and Chairman of the Board of Directors of LinoGraphics Corporation, a predecessor company to the Company, since he co-founded it in 1989. From 1987 to 1989, he was Executive Vice President of Micro Enhancement Systems, a computer firm located in New York City providing consulting services to the graphic arts and other industries. From 1986 to 1987, Mr. Dye served as Vice President and General Manager of Tripledge Wiper Corp., an automobile parts manufacturer. From 1985 to 1986, Mr. Dye taught economics at the International School of Geneva, Switzerland.

     PETER SAAD has been a Director of the Company since February 1996 and has served as President of the Company since March 1998. Mr. Saad has also served as the Company's Assistant Secretary since April 1997. In addition, Mr. Saad served as the Senior Vice President and Chief Operating Officer of the Company from November 1996 to March 1998. Mr. Saad previously served as the Managing Director of Martin Bierbaum Money Markets, Inc., a money management firm, from March 1993 to June 1997, and was a Director of Martin Brokers, Inc., a subsidiary of Trio Holdings Plc, from March 1993 to June 1997. He is also the President of Independence Group Inc., a New York-based owner of indoor sports facilities, a position he has held since 1988.

     ANTHONY MANSER has been Vice President and Director of the Company since its inception. He has been the Managing Director of Elements (UK) Limited, a wholly-owned U.K. subsidiary of the Company, since its inception in 1994 and was a Director of Lyledale Limited ("Lyledale") since 1991 and a Managing Director of Lyledale from 1993 to 1994. From 1985 to 1991, he was Production Director of Fingerprint Graphics, a United Kingdom graphics company.

     HARVEY SILVERMAN has been a Director of the Company since February 1996. He has held various positions at Spear, Leeds & Kellogg, since 1963, and is currently its Senior Managing Director. Spear, Leeds & Kellogg is a broker-dealer engaged in the specialist and clearing businesses on major United States stock exchanges. Mr. Silverman also serves as a Director of World Wide Entertainment & Sports and as Vice Chairman, Director and member of the Performance Committee of the Options Clearing Corporation.

     DAVID WACHSMAN has been a Director of the Company since February 1996. He is Chairman of the Board, President and Chief Executive Officer of Protex International Corp., a New York-based manufacturer of security devices for retail stores. He has been with Protex International Corp. since 1984. Mr. Wachsman is a certified public accountant.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors, officers and Stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act (collectively, the "Reporting Persons") to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company's equity securities with the Securities and Exchange Commission (the "SEC"). All Reporting Persons are required by SEC regulation to furnish the Company with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a).

     Based solely on the Company's review of the copies of such forms received by the Company and upon written representations of the Company's Reporting Persons received by the Company, no Reporting Person failed to report on a timely basis any 1999 transactions.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to (i) the Company's Chief Executive Officer and (ii) the three most highly compensated executive officers of the Company each of whose aggregate cash compensation exceeded $100,000 and who were serving as executive officers at the end of fiscal 1999 (collectively, the "Named Executives") during the fiscal years ended August 31, 1997, 1998 and 1999.

--------------------------------------------------------------------------------------------------------------------
                                    SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------


                                                       Annual Compensation                Long-Term Compensation
                                            ------------------------------------------------------------------------
                                                                                                  Awards
--------------------------------------------------------------------------------------------------------------------


                                                                      Other Annual        Securities Underlying
   Name and Principal Position      Year      Salary       Bonus      Compensation               Options
               (a)                   (b)      ($)(c)      ($)(d)        ($)(e)(1)                 (#)(g)
--------------------------------------------------------------------------------------------------------------------

William E. Dye..................    1999      400,000        --              --                   50,000
  Chairman of the Board and         1998      300,000        --(3)           --                   50,000
  Chief Executive Officer (2)       1997      270,577        --              --                       --

Peter Saad......................    1999      459,615        --              --                   75,000
  President and Assistant           1998      231,154        --              --                   25,000
  Secretary (4)                     1997      216,154        --              --                  100,000

Richard J. Sirota...............    1999      254,808        --              --                   20,000
  Senior Vice President and         1998      110,769        --              --                       --
  Chief Operating Officer(5)        1997        --           --              --                       --

Anthony Manser..................    1999      254,280        --              --                   20,000
  Vice President(6)                 1998      200,400        --              --                   25,000
                                    1997      177,120        --              --                       --
-------------------------------------------------------------------------------------- -----------------------------

--------------------
(1) The costs of certain benefits are not included because they did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus as reported above.
(2) William E. Dye entered into an Employment Agreement with the Company effective January 1, 1996. See -- "Employment Contracts and Termination of Employment, and Change-in-Control Arrangements."
(3) The $25,000 bonus granted to Mr. Dye by the Company's Board of Directors was forgone by Mr. Dye.
(4) Peter Saad entered into a new Employment Agreement with the Company effective December 15, 1998. See -- "Employment Contracts and Termination of Employment, and Change-in-Control Arrangements."
(5) Richard J. Sirota resigned from all of his positions with the Company effective September 30, 1999. See -- "Employment Contracts and Termination of Employment, and Change-in-Control Arrangements."
(6) Anthony Manser entered into a new Employment Agreement with the Company effective May 1, 1998. See --"Employment Contracts and Termination of Employment, and Change-in-Control Arrangements."

OPTION GRANTS IN FISCAL 1999

     The following table sets forth information concerning individual grants of stock options made pursuant to the Company's 1997 Plan during fiscal 1999 to each of the Named Executives. The Company has never granted any stock appreciation rights.

---------------------------------------------------------------------------------------------------------------
                                         OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------------------
                                                 Individual Grants
---------------------------------------------------------------------------------------------------------------

                                       Percent of
                                          Total
                                         Options
                          Number of      Granted    Exercise
                         Securities        To          or                      Potential Realizable Value At
                         Underlying     Employees     Base                     Assumed Annual Rates of Stock
                           Options      In Fiscal     Price     Expiration     Price Appreciation for Option
         Name            Granted (#)     Year(%)     ($/Sh)        Date                     Term
                                                                              ---------------------------------
                                                                                 5%($)(3)         10%($)(3)
         (a)                 (b)         (c)(1)      (d)(2)         (e)           (f)              (g)
---------------------------------------------------------------------------------------------------------------

William E. Dye......    50,000 (4)         8.5       4.3125       6/01/09        135,607          343,642

Peter Saad..........    75,000 (5)        12.8       4.3125       6/01/09        203,410          515,462

Richard J. Sirota...    20,000 (4)         3.4        5.375       6/29/09         67,607          171,323

Anthony Manser......    10,000 (4)         1.7       4.3125       6/01/09         27,121           68,728
                        10,000 (4)         1.7        5.375       6/29/09         33,803           85,661
---------------------------------------------------------------------------------------------------------------

-----------------
(1) Based on an aggregate of 587,400 options granted to employees in 1999, including options granted to the Named Executives.

(2) All options were granted pursuant to the Company's 1997 Plan at the fair market value of the underlying securities on the date of grant as determined by the Option Committee or the Board of Directors.

(3) The 5% and 10% assumed annual rates of compounded stock price appreciation are prescribed by SEC rules and are calculated on the basis of the fair market value of the underlying securities on the date of grant as determined by the Option Committee. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Common Stock. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciations over the option term will be at the assumed 5% and 10% levels or at any other defined level.

(4) Each of the foregoing options shall become exercisable and vested based upon a two-year vesting schedule with one-third of each option grant vesting immediately and one-third of each option grant vesting on the first two anniversaries of the date of grant. The underlying shares of Common Stock are subject to cancellation by the Company, to the extent unvested, should the optionee cease employment. Each option has a maximum term of ten years.

(5) The foregoing options became exercisable and vested immediately. The options have a maximum term of ten years.

AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning each exercise of options during fiscal 1999 by each of the Named Executives and the fiscal year-end number and value of unexercised in-the-money options held by each of the Named Executives.

---------------------------------------------------------------------------------------------------------------------
                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                         AND FISCAL YEAR-END OPTION VALUES
---------------------------------------------------------------------------------------------------------------------

                                                                              Number of
                                                                             Securities
                                                                             Underlying        Value of Unexercised
                                                                             Unexercised       In-The-Money Options
                                                                          Options at Fiscal         at Fiscal
                                                                              Year-End               Year-End
                                                                                 (#)                  ($)(1)
                                    Shares Acquired         Value           Exercisable/           Exercisable/
              Name                    on Exercise        Realized ($)       Unexercisable         Unexercisable
               (a)                      (#)(b)               (c)                 (d)                   (e)
---------------------------------------------------------------------------------------------------------------------

William E. Dye.............              11,592             18,113          38,409/49,999         $7,930/$52,083

Peter Saad.................             200,000            229,688              --/--                 --/--

Richard J. Sirota..........               --                 --              6,667/13,333         $3,334/$6,667

Anthony Manser.............               --                 --             43,333/21,667         $6,876/$13,749
--------------------------------------------------------------------------------------------- -----------------------

---------------
(1) Based on a closing price of $5.875 per share of Common Stock as listed on the American Stock Exchange at August 31, 1999.

COMPENSATION OF DIRECTORS

     Non-Employee Directors receive $250 per meeting attended and are eligible to receive options pursuant to the 1997 Non-Employee Director Stock Option Plan (the "Non-Employee Plan") as compensation for serving on the Company's Board of Directors. All Directors are entitled to reimbursement for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or its Committees.

     On October 28, 1996 the Board of Directors adopted, and on January 30, 1997 the Stockholders approved, the Non-Employee Plan. The Non-Employee Plan provides for the grant of options to purchase a maximum of 75,000 shares of Common Stock of the Company to Non-Employee Directors of the Company. The Non-Employee Plan is administered by the Board of Directors. The following Directors have been granted options under the Non-Employee Plan during fiscal 1999:


                                       NUMBER OF SHARES
                                       UNDERLYING                                          EXERCISE PRICE
DIRECTOR                               OPTIONS GRANTED                GRANT DATE             PER SHARE
--------                               ---------------                ----------             ---------

Harvey Silverman                            2,500                   January 4, 1999            $5.53
David Wachsman                              2,500                   January 4, 1999            $5.53

     Under the terms of the Non-Employee Plan, each Non-Employee Director who was a member of the Board of Directors on the effective date of the Company's initial public offering and remained a member of the Board of Directors after the approval of the Non-Employee Plan by the Company's Stockholders on January 30, 1997 (the "Approval Date") was automatically granted, as of the Approval Date, an option to purchase 5,000 shares of Common Stock, at an exercise price per share equal to the then fair market value of the shares. In addition, each Non-Employee Director who first becomes a member of the Board of Directors after the Approval Date, shall automatically be granted, on the date such person becomes a member of the Board of Directors, an option to purchase 2,500 shares of Common Stock, at an exercise price per share equal to the then fair market value of the shares. Each Non-Employee Director who is a member of the Board of Directors on the first trading day of each year, commencing in January 1998, shall also automatically be granted on such date, without further action by the Board of Directors, an option to purchase 2,500 shares of Common Stock, at an exercise price per share equal to the then fair market value of the shares.

     Unless a shorter period is provided by the Board of Directors, all options become exercisable three months after the date of grant, provided that the optionee remains a Director at such time. The right to exercise annual installments of options will be reduced proportionately based on the optionee's actual attendance at Directors' meetings if the optionee fails to attend at least 80% of the Board of Directors' meetings held in any fiscal year. The term of each option will be for a period of ten years from the date of grant, unless sooner terminated in accordance with the Non-Employee Plan. Options may not be transferred except by will or by the laws of descent and distribution or pursuant to a domestic relations order and are exercisable to the extent vested at any time prior to the scheduled expiration date of the option. The Non-Employee Plan terminates on the earlier of January 30, 2007 or at such time as all shares of Common Stock currently or hereafter reserved for issuance shall have been issued.

     In addition to the foregoing options, on June 2, 1999, each of Messrs. Silverman and Wachsman were granted an option to purchase 20,000 shares of Common Stock, at an exercise price of $4.3125 per share, under the 1997 Plan.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

     Effective January 1, 1996 the Company entered into a five-year employment agreement with William E. Dye, pursuant to which he currently serves as Chief Executive Officer of the Company. Mr. Dye's agreement provides for an annual base salary and annual bonus at the discretion of the Board of Directors. In fiscal 1998, the Compensation Committee increased Mr. Dye's annual base salary to $400,000 for fiscal

1999. The Compensation Committee has increased Mr. Dye's annual base salary to $500,000 for fiscal 2000. In addition, Mr. Dye will be entitled to severance compensation in an amount equal to his annual base salary for the remainder of the term or 2.49 times his annual base salary whichever is greater in the event his employment is terminated by the Company without cause or if the Company materially breaches the agreement or if Mr. Dye is not elected a Director. In the event Mr. Dye is terminated by the Company coincident with a "change of control," he will be entitled to severance compensation equal to 2.99 times his annual base salary. The agreement contains confidentiality provisions and a non-compete provision which prohibits Mr. Dye from competing with the Company for a period of two years subsequent to termination of employment. The Company may terminate the agreement for cause upon material breach of the employment agreement, willful misconduct or felony conviction.

     Effective December 15, 1998, the Company entered into an employment agreement with Peter Saad, pursuant to which he currently serves as the President of the Company. The agreement, which expires on December 31, 2000, provides for a base annual salary of $500,000 and contains non-competition, non-solicitation and confidentiality provisions.

     Effective May 1, 1998, the Company entered into a two-year employment agreement with Anthony Manser, pursuant to which he serves on a full-time basis as Vice President and a Director of U.K. operations. The agreement provides for a base annual salary of (pound)156,000, utilizing the 12-month average exchange rate in place at August 31, 1999, $259,000, and contains non-competition, non-solicitation and confidentiality provisions.

     Effective March 25, 1998, the Company entered into a three-year employment agreement with Richard J. Sirota, pursuant to which he served as Senior Vice President and Chief Operating Officer of the Company. The agreement provided for a base annual salary of $250,000 and contains non-competition, non-solicitation and confidentiality provisions. On September 30, 1999, Mr. Sirota resigned his positions as an employee, officer and director of the Company. The non-competition, non-solicitation and confidentiality provisions of Mr. Sirota's employment agreement survive the termination of his employment agreement.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee has furnished the following report:

     The Company's executive compensation policy is designed to attract and retain highly qualified individuals for its executive positions and to provide incentives for such executives to achieve maximum Company performance by aligning the executives' interest with that of stockholders by basing a portion of compensation on corporate performance.

     The Compensation Committee generally determines base salary levels for executive officers of the Company, at or about the start of the fiscal year and determines actual bonuses after the end of the fiscal year based upon Company and individual performance. Each of Messrs. Dye, Saad, Sirota and Manser executed employment agreements with the

Company as described in this Proxy under "Employment Contracts and Termination of Employment, and Change in Change-in-Control Arrangements.

     The Company's executive officer compensation program is comprised of base salary, conditional cash bonuses, stock options granted at the discretion of the Option Committee and various other benefits, including medical insurance and a 401(k) Plan which are generally available to all employees of the Company.

     Salaries, whether established pursuant to contract or otherwise, are established in accordance with industry standards through review of publicly available information concerning the compensation of officers of comparable companies. Consideration is also given to relative responsibility, seniority, individual experience and performance. Salaries for each of Messrs. Dye, Saad, Sirota and Manser and are determined by the Compensation Committee. Salary increases for other executives are generally made based on increases in the industry for similar companies with similar performance profiles and/or attainment of certain division or Company goals.

     The stock option programs are designed to relate executives' long-term interests to stockholders' long-term interests. Stock options will be awarded on the basis of individual performance and/or the achievement of internal strategic objectives.

     Based on review of available information, the Committee believes that the Chief Executive Officer's total annual compensation is reasonable and appropriate given the size, complexity and historical performance of the Company's business, the Company's position as compared to its peers in the industry, and the specific challenges faced by the Company during the year, such as changes in the market for digital print, digital prepress and large format services, as well as the marketplace affecting mergers and acquisitions and the financing thereof, and other industry factors. No specific weight was assigned to any of the criteria relative to the Chief Executive Officer's compensation.


                                        Compensation Committee Members

                                        William E. Dye
                                        Harvey Silverman
                                        David Wachsman

PERFORMANCE GRAPH

     The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the AMEX Composite Index and a Peer Group Index (capitalization weighted) for the period beginning on the date on which the SEC declared effective the Company's Form 8-A Registration Statement pursuant to Section 12 of the Exchange Act and ending on the last day of the Company's last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.


          COMPARISON OF CUMULATIVE TOTAL RETURN AMONG THE COMPANY, THE AMEX COMPOSITE INDEX, THE NASDAQ COMPOSITE INDEX AND THE PEER
                           GROUP INDEX (1)(2)(3)(4)(5)

                      PLEASE INSERT PERFORMANCE GRAPH HERE

------------------------------------------------------------------------------------------------------------
                                       2/1/96       8/31/96         8/31/97       08/31/98        8/31/99
------------------------------------------------------------------------------------------------------------
Unidigital Inc..................       $100.00       $106.25        $129.17        $100.00        $ 92.16
------------------------------------------------------------------------------------------------------------
AMEX Composite Index(3).........       $100.00       $100.11        $116.89        $101.59        $139.40
------------------------------------------------------------------------------------------------------------
Nasdaq Composite Index..........       $100.00       $106.74        $148.42        $140.19        $256.14
------------------------------------------------------------------------------------------------------------
Peer Group Index(4).............       $100.00       $ 90.49        $140.19        $127.15        $114.02
------------------------------------------------------------------------------------------------------------
New Peer Group Index (5)........       $100.00       $ 95.92        $179.34        $125.35        $ 84.40
------------------------------------------------------------------------------------------------------------

--------------
(1) Graph assumes $100.00 invested on February 1, 1996 in the Company's Common Stock, the AMEX Composite Index, the Nasdaq Composite Index and the Peer Group Index (capitalization weighted).

(2)  Cumulative total return assumes reinvestment of dividends.

(3) The Company has selected the AMEX Composite Index for fiscal 1999 because of the Company's listing on AMEX as of February 8, 1999.

(4) The Company has constructed a Peer Group Index of publicly-held, independent prepress companies and commercial printers with digital imaging capabilities consisting of Applied Graphic Technologies, Inc., Schawk, Inc., Banta Corporation, Katz Digital Technologies, Inc. (other than for fiscal 1999), and Big Flower Press Holdings, Inc. (other than for fiscal
     1999). The Company believes that these companies most closely resemble the Company's business mix and that their performance is representative of the Company. Katz Digital Technologies, Inc. was not included in the Peer Group Index for fiscal 1999 because of its acquisition by another entity. Big Flower Press Holdings, Inc. was not included in the Peer Group Index for fiscal 1999 because it is no longer publicly held.

(5) Such New Peer Group Index consists of Applied Graphics Technologies, Inc., Schawk, Inc., Banta Corporation and Cunningham Graphics International, Inc. The Company constructed the New Peer Group Index because, as stated above, Katz Digital Technologies, Inc. was acquired by another entity and Big Flower Press Holdings, Inc. is no longer publicly held. Cunningham Graphics International, Inc. was not included in fiscal 1996 or fiscal 1997 because it first became publicly traded in April 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There are, as of December 15, 1999, approximately 81 holders of record and approximately 800 beneficial holders of the Company's Common Stock. The following table sets forth certain information, as of December 15, 1999, regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the total number of shares of Common Stock outstanding as of such date, (ii) each of the Company's Directors (which includes all nominees) and Named Executives, and
(iii) all Directors and current executive officers as a group. Unless indicated otherwise, the address of each of these persons is c/o Unidigital Inc., 229 West 28th Street, New York, New York 10001.

NAME AND ADDRESS                                        AMOUNT AND NATURE             PERCENT
OF BENEFICIAL OWNER (1)                            OF BENEFICIAL OWNERSHIP(1)       OF CLASS(2)
-----------------------                            --------------------------       -----------

(i) Certain Beneficial Owners:
Ehud Aloni ...................................               763,650                    12.5

Stephen J. McErlain...........................               612,130(3)                 10.0
31 West 10th Street
New York, New York 10011

CWG Capital Corp..............................               650,850(4)                  9.7
425 Lexington Avenue, 9th Floor
New York, New York 10017

(ii) Directors (which includes all nominees) and Named Executives:

William E. Dye................................             1,101,222(5)                 18.0

Richard J. Sirota.............................               486,508(6)                  8.0

Peter Saad....................................               250,000                     4.1

Anthony Manser................................               197,060(7)                  3.2

Harvey Silverman..............................                45,000(8)                  *
120 Broadway
New York, New York  10271

David Wachsman................................                45,000(8)                  *
180 Keyland Court
Bohemia, New York  11716

(iii)  All  Directors  and  current  executive
     officers as a group (5 persons)..........             1,638,282(5)(7)(8)           26.2

-------------------

* Less than one percent.

(1) Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such Stockholder.

(2) Applicable percentage of ownership is based on 6,087,067 shares of Common Stock outstanding on December 15, 1999, plus any presently exercisable stock options or warrants held by each such holder and options or warrants which will become exercisable within 60 days after such date.

(3) Includes 6,000 shares of Common Stock subject to options which are exercisable at December 15, 1999 or which will become exercisable within 60 days of such date.

(4) Represents 650,850 shares of Common Stock subject to warrants which are exercisable at December 15, 1999 or which will become exercisable within 60 days of such date.

(5) Includes 59,000 shares of Common Stock owned by Jeffrey Leiderman, and transferees of Mr. Leiderman, over which Mr. Dye exercises voting control. For a description of this voting trust arrangement, see -- "Certain Relationships and Related Transactions". Also includes 38,409 shares of Common Stock subject to options which are exercisable at December 15, 1999 or which will become exercisable within 60 days of such date.

(6) Includes 6,667 shares of Common Stock subject to options which are exercisable at December 15, 1999 or which will become exercisable within 60 days of such date.

(7) Includes 43,333 shares of Common Stock subject to options which are exercisable at December 15, 1999 or which will become exercisable within 60 days of such date.

(8) Represents 45,000 shares of Common Stock subject to warrants or options which are exercisable at December 15, 1999 or which will become exercisable within 60 days of such date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain transactions involving Messrs. Dye, Saad, Sirota and Manser are reported in "Executive Compensation -- Employment Contracts and Termination of Employment, and Change-in-Control Arrangements."

     The Company was indebted to Mr. Dye in an aggregate principal amount of approximately $362,000, of which approximately $155,000 was payable on demand and approximately $207,000 was due in November 1999. Such loans have been paid in full by the Company.

     In connection with Mr. Sirota's resignation from the Company, the Company agreed to pay Mr. Sirota consulting fees of $75,000 for consulting services to be provided by Mr. Sirota to the Company through September 30, 2000 and the Company agreed to pay Mr. Sirota quarterly payments of $60,000 for such consulting services through September 30, 2000 and agreed to continue to maintain Mr. Sirota's employee benefit package through March 24, 2001. As partial consideration for the foregoing, Mr. Sirota agreed to forgive the Company's debt owing to Kwik International Color, Ltd, of which Mr. Sirota was the President and sole shareholder, in a principal amount of approximately $400,000.

     The Company leases certain of its real property from S.N.Y., Inc. of which Mr. Sirota is the holder of approximately one-third of the outstanding equity securities. The Company pays approximately $665,000 to S.N.Y., Inc. in annual rent under such leases. The Company believes that the terms of such leases are at least as favorable to the Company as the terms that may have been available from unrelated third parties.

     Pursuant to a Voting Trust Agreement dated August 9, 1995, between Mr. Dye and Jeffrey Leiderman, a holder of the Company's Common Stock, Mr. Dye has the right to vote shares of Common Stock owned by Mr. Leiderman or any transferee of Mr. Leiderman. The voting trust will expire in 2005 unless terminated sooner by its terms.

     Pursuant to a Separation Agreement between the Company and Stephen J. McErlain dated as of July 15, 1996, if Mr. McErlain proposes to transfer all or any part of his shares of Common Stock, the Company may elect to purchase all, but not less than all, of the shares of Common Stock to be transferred by Mr. McErlain for the price and upon the terms of the proposed transfer. If the Company does not elect to purchase the shares of Common Stock proposed to be transferred by Mr. McErlain, Mr. Dye may elect to purchase such shares of Common Stock for the price and upon the terms of the proposed transfer. Neither the Company nor Mr. Dye has exercised such rights to date.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1)  Financial Statements.

          Reference is made to the Index to Financial Statements on Page F-1.

     (a)  (2)  Financial Statement Schedules.

          Valuation And Qualifying Accounts.

     (a)  (3)  Exhibits.

               Reference is made to the Exhibit Index on Page 42.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the Company's fourth fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of December, 1999.

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

SIGNATURE                     TITLE                            DATE
---------                     -----                            ----


/s/ William E. Dye
-----------------------
William E. Dye                Chief Executive                  December 29, 1999
                              Officer and Chairman of the
                              Board of Directors (principal
                              executive, financial and
                              accounting officer)



/s/ Peter Saad
------------------------
Peter Saad                    President and Director           December 29, 1999



/s/ Anthony Manser
------------------------
Anthony Manser                Vice President and Director      December 29, 1999



/s/ Harvey Silverman
------------------------
Harvey Silverman              Director                         December 29, 1999



/s/ David Wachsman
------------------------
David Wachsman                Director                         December 29, 1999

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

     3.4+ Certificate of Amendment of Certificate of Incorporation, as previously amended.

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

     4.11 Form of Warrant issued to Massachusetts Mutual Life Insurance Company and certain of its affiliates. Incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the period ended August 31, 1999.

     4.12 Registration Rights Agreement dated September 14, 1999 by among Unidigital Inc. and Massachusetts Mutual Life Insurance Company and certain of its affiliates. Incorporated by reference to
               Exhibit 4.12 to the Company's Annual Report on Form 10-K for the period ended August 31, 1999.

     4.13 Form of $20,000,000 14% Senior Subordinated Notes due August 31, 2006 issued by Unidigital Inc. and its subsidiaries in favor of Massachusetts Mutual Life Insurance Company and certain of its affiliates. Incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the period ended August 31, 1999.

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

     4.17 Revolving Credit Promissory Note dated September 29, 1999 made by Unidigital Inc. in favor of Fleet Bank, N.A. in the principal amount of $5,000,000. Incorporated by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the period ended August 31, 1999.

Exhibit
No.                                           Description of Exhibit
---------                                     ----------------------

     4.18 Revolving Credit Promissory Note dated September 29, 1999 made by Unidigital Inc. in favor of People's Bank of California in the principal amount of $5,000,000. Incorporated by reference to
               Exhibit 4.18 to the Company's Annual Report on Form 10-K for the period ended August 31, 1999.

     4.19 Revolving Credit Promissory Note dated September 29, 1999 made by Unidigital Inc. in favor of Sovereign Bank in the principal amount of $5,000,000. Incorporated by reference to Exhibit 4.19 to the Company's Annual Report on Form 10-K for the period ended August 31, 1999.

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

     10.3*+ Employment Agreement dated as of December 15, 1998 by and between Unidigital Inc. and Peter Saad.

     10.4* Employment Agreement dated as of September 2, 1998 by and between Mega Art Corp. and Ehud Aloni. Incorporated by reference to
               Exhibit 10.3 to the Company's Current Report on Form 8-K dated September 14, 1998.

     10.5 Lease Agreement dated as of December 25, 1994 between Collin Estates Limited and Lyledale Limited for 48 Margaret Street. Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

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

Exhibit
No.                                           Description of Exhibit
---------                                     ----------------------

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

    10.14      Stock Purchase Agreement dated as of August 9, 1995 among Jeffrey
               W.   Leiderman,   William  E.  Dye  and   Stephen  J.   McErlain.
               Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

    10.15 Share Purchase Agreement By Way of Deed dated as of August 9, 1995 among Jeffrey W. Leiderman, William E. Dye, Stephen J. McErlain and Anthony Manser. Incorporated by reference to Exhibit
               10.15 to the Company's Registration Statement which became effective February 1, 1996 (File number 33-99656).

    10.16 Share Purchase Agreement by Way of Deed dated May 22, 1997 by and among Unidigital Inc., Elements (UK) Limited, Libra City Corporate Printing Limited, Francis Allen, Robin Bishop, Kenneth Dellow, Edward Tylee, Invesco English and International Trust, and Baronsmead Investment Trust. Incorporated by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 6, 1997.

    10.17 Agreement of Purchase and Sale dated as of August 3, 1998 by and among Unidigital Inc., Mega Art Corp., Ehud Aloni, Amit Primor, Jeffrey E. Rothman and Seligson, Rothman & Rothman. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 14, 1998.

Exhibit
No.                                           Description of Exhibit
---------                                     ----------------------

    10.18 Agreement of and Plan of Merger dated as of October 30, 1998 by and among Unidigital Inc., Unison (NY), Inc., Hy Zazula Associates, Inc., Hyman Zazula, Steven Zazula, David Zazula and Gary Feigenbaum. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 16, 1998.

    10.19 Agreement for Purchase and Sale of Stock dated as of November 16, 1998 by and among Unidigital Inc., SuperGraphics Holding Company, Inc. ("Holding"), SuperGraphics Corporation and the stockholders of Holding. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated on December 14, 1998.

    10.20 Asset Purchase Agreement dated as of March 26, 1999 by and among Unidigital Inc., Unison (NY), Inc., Peter X(+C) Limited and Peter Ksiezopolski. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999.

    10.21 Share Purchase Agreement By Way of Deed dated December 21, 1998 by and among the Shareholders of Interface Graphics Limited,
               Elements (UK) Limited and Interface Graphics Limited. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.22 Asset Purchase Agreement dated as of April 8, 1999 by and among Unidigital Inc., Unison (NY), Inc., Progress Graphics Inc. and Mario DeVita. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.23 Credit Agreement dated as of May 12, 1999 among Unidigital Inc., Fleet Bank, N.A., Bank Austria Creditanstalt Corporate Finance, Inc. and the Banks, Financial Institutions and Other Institutional Lenders Named Therein. Incorporated by reference to
               Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.24 Amendment No. 1 to Credit Agreement dated as of July 23, 1999 among Unidigital Inc., Fleet Bank, N.A., Bank Austria Creditanstalt Corporate Finance, Inc. and the Banks, Financial Institutions and other Institutional Lenders named therein. Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the period ended August 31, 1999.

    10.25 Amendment No. 2 to Credit Agreement dated as of September 29, 1999 among Unidigital Inc., Fleet Bank, N.A., Bank Austria Creditanstalt Corporate Finance, Inc. and the Banks, Financial Institutions and other Institutional Lenders named therein. Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the period ended August 31, 1999.

    10.26 General Security Agreement (Borrower) dated May 12, 1999 by Unidigital Inc. in favor of Fleet Bank, N.A. Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

Exhibit
No.                                           Description of Exhibit
---------                                     ----------------------

    10.27 General Security Agreement (Guarantors) dated May 12, 1999 by Unidigital Elements (NY), Inc., Unison (NY), Inc., Unison (MA), Inc., Unidigital Elements (SF), Inc., Mega Art Corp., SuperGraphics Holding Company, Inc. and SuperGraphics Corporation in favor of Fleet Bank, N.A. Incorporated by reference to Exhibit
               10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.28 Pledge and Security Agreement dated May 12, 1999 by Unidigital Inc. in favor of Fleet Bank, N.A. Incorporated by reference to
               Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.29 Pledge and Security Agreement (Subsidiary) dated May 12, 1999 by SuperGraphics Holding Company, Inc. in favor of Fleet Bank, N.A. Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.30 Guaranty dated May 12, 1999 made by Unidigital Inc., Unidigital Elements (NY), Inc., Unison (NY), Inc., Unison (MA), Inc., Unidigital Elements (SF), Inc., Mega Art Corp., SuperGraphics Holding Company, Inc. and SuperGraphics Corporation in favor of Fleet Bank, N.A. Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.31 Foreign Guaranty dated May 12, 1999 made by Elements (UK) Limited in favor of Fleet Bank, N.A. Incorporated by reference to
               Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.32 Trademark Collateral Assignment and Security Agreement dated as of May 12, 1999 by and between Unidigital Inc. and Fleet Bank, N.A. Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.33 Subsidiary Trademark Collateral Assignment and Security Agreement dated as of May 12, 1999 by and between Unison (NY), Inc. and Fleet Bank, N.A. Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.34 Subsidiary Trademark Collateral Assignment and Security Agreement dated as of May 12, 1999 by and between SuperGraphics Corporation and Fleet Bank, N.A. Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

    10.35 Asset Purchase Agreement dated as June 15, 1999 among I.A.T., LLC, Unidigital Elements (NY), Inc., Unison (NY), Inc. and Unidigital Inc. Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the period ended August 31, 1999.

    10.36 Securities Purchase Agreement among Unidigital Inc. and its subsidiaries and Massachusetts Mutual Life Insurance Company and certain of its affiliates. Incorporated by reference to Exhibit
               10.37 to the Company's Annual Report on Form 10-K for the period ended August 31, 1999.

Exhibit
No.                                           Description of Exhibit
---------                                     ----------------------

       21 Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the period ended August 31, 1999.

       23+     Consent of Ernst & Young LLP.

       27.1+ Restated Financial Data Schedule for the period ended August 31, 1999.

       27.2+ Restated Financial Data Schedule for the period ended August 31, 1998.

       27.3+ Restated Financial Data Schedule for the period ended August 31, 1997.

----------------------------------------

* A management contract or compensatory plan or arrangement required to be filed as an exhibit and deemed filed herewith, pursuant to Item 4(a) of Form 10-K.

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

Notes to Consolidated Financial Statements...............................  F-8

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
                                                                         ==================================================
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 UNIDIGITAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         ACCUMULATED
                                                                              ADDITIONAL    RETAINED        OTHER         TOTAL
                                          COMMON STOCK           ISSUABLE      PAID-IN      EARNINGS    COMPREHENSIVE  STOCKHOLDERS'
                                      SHARES         AMOUNT    COMMON STOCK    CAPITAL      (DEFICIT)   (LOSS) INCOME     EQUITY
                                  --------------------------------------------------------------------------------------------------

Balance at August 31, 1996          3,189,216      $  32,000   $     -       $ 5,463,000  $ 1,897,000   $   (27,000)   $  7,365,000
Issuance of common stock in
  connection with the Boris Image
  Group, Inc. asset acquisition        45,480                                    249,000                                    249,000
Additional Initial Public Offering
  costs                                                                          (72,000)                                   (72,000)
Issuance of 440,000 warrants in
  Connection with financing                                                      602,000                                    602,000
Issuance of common stock as
  employee compensation                 8,547                                     50,000                                     50,000
Comprehensive income:
  Net income                                                                                1,341,000                     1,341,000
  Foreign currency translation
    adjustment                                                                                              (62,000)        (62,000)
                                                                                                                          ----------
Comprehensive income                                                                                                      1,279,000
                                  --------------------------------------------------------------------------------------------------
  Balance at August 31, 1997        3,243,243         32,000         -         6,292,000    3,238,000       (89,000)      9,473,000
Issuance of common stock in
  connection with the Kwik
  International Color Ltd. Asset
  acquisition                         649,841          7,000                   3,403,000                                  3,410,000
Issuance of common stock as
  employee compensation                 6,051                                     50,000                                     50,000
Issuance of 25,000 warrants in
  connection with investment
  banking services                                                               100,000                                    100,000
Issuance of common stock in
   connection  with exercise of
   stock options                        3,499                                     20,000                                     20,000
Comprehensive income:
  Net income                                                                                 1,136,000                    1,136,000
  Foreign currency translation
    adjustment                                                                                              204,000         204,000
                                                                                                                          ----------
Comprehensive income                                                                                                      1,340,000
                                  --------------------------------------------------------------------------------------------------
Balance at August 31, 1998          3,902,634         39,000         -         9,865,000     4,374,000      115,000      14,393,000
Issuance of common stock in
  connection with the Mega Art
  Corp. asset acquisition             804,148          8,000     1,450,000     5,217,000                                  6,675,000
Issuance of common stock in
  connection with the
  Hy  Zazula Associates asset
  acquisition                         433,076          4,000                   2,271,000                                  2,275,000
Issuance of common stock and
  225,000 warrants issued in
  connection with the SuperGraphics
  acquisition                         135,393          1,000                     891,000                                    892,000





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

The revenues of the on demand print and prepress business were approximately $10,436,000, $19,124,000 and $17,575,000 for the years ended August 31, 1999,
1998 and 1997.

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

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


12.  INCOME TAXES

The following comprises income tax expense related to continuing operations:

                                                                 YEAR ENDED AUGUST 31,
                                                      1999                1998                1997
                                               -----------------------------------------------------------

U.S. income taxes:
   Current                                        $1,302,000          $  252,000         $   9,000
   Deferred                                          851,000             249,000            44,000
                                               -----------------------------------------------------------
                                                   2,153,000             501,000            53,000
                                               -----------------------------------------------------------
United Kingdom income taxes:
   Current                                            65,000             302,000           431,000
   Deferred                                          131,000              51,000             2,000
                                               -----------------------------------------------------------
                                                     196,000             353,000           433,000
                                               -----------------------------------------------------------
Total                                             $2,349,000          $  854,000         $ 486,000
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
                                                                  =================================================

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999

12.  INCOME TAXES (CONTINUED)
At August 31, 1999 the Company has net operating loss carryforwards of approximately $20,152,000 which expires in 2019.

The following reconciles income tax expense, computed in the United States Federal statutory rate to income tax expense.

                                                                                YEAR ENDED AUGUST 31,
                                                                      1999              1998              1997
                                                                ------------------------------------------------------

Income taxes at United States Federal statutory rate            $  1,635,000         $ 636,000         $ 537,000
State and local income taxes                                         671,000            95,000            56,000
Nondeductible expenses and differences between
 United States and United Kingdom tax rates                           43,000           123,000          (107,000)
                                                                ------------------------------------------------------
Total                                                           $  2,349,000         $ 854,000         $ 486,000
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

                                 Unidigital Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999


16.  SEGMENT INFORMATION (CONTINUED)

The following summarizes the operations by geographic segment for the years ended August 31, 1998, 1998 and 1997:

                                                                AUGUST 31,
                         --------------------------------------------------------------------------------------------
                                      1999                          1998                          1997
                         --------------------------------------------------------------------------------------------
                             UNITED         UNITED          UNITED         UNITED        UNITED          UNITED
                             STATES         KINGDOM         STATES        KINGDOM        STATES         KINGDOM
                         --------------------------------------------------------------------------------------------

Net sales                $ 49,251,000   $ 13,523,000    $ 14,979,000   $ 14,527,000  $  2,576,000    $  9,993,000
Income from operations      9,812,000      1,326,000       3,650,000        778,000       538,000       1,677,000
Identifiable assets        99,432,000     19,204,000      56,528,000     10,787,000    24,309,000       8,724,000
Depreciation and
  amortization              4,493,000      1,428,000       2,742,000      1,212,000     1,376,000         818,000
Capital expenditures        1,410,000        592,000       1,095,000        476,000       904,000         464,000

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