Form 10-Q
period 1999-11-30
UNIDIGITAL INC
filed 2000-01-19
CIK 1003934

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1999
                         Commission file number 1-14126


                                 UNIDIGITAL INC.
           -----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


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

                                 (212) 244-7820
                           ---------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes:  X                  No:
                         -----                   -----

     State the number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 1999:

Class                                         Number of Shares
-----                                         ----------------
Common Stock, $.01 par value                      6,087,067

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

          CONSOLIDATED BALANCE SHEETS
          as at November 30, 1999 (unaudited) and
          August 31, 1999 (audited)...........................................2

          CONSOLIDATED INCOME STATEMENTS
          For the Three Months Ended November 30, 1999 and
          November 30, 1998 (unaudited).......................................3

          CONSOLIDATED STATEMENT OF CASH FLOWS
          For the Three Months Ended November 30, 1999 and
          November 30, 1998 (unaudited).......................................4

          NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS (unaudited)..............................................5

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................13

          General.............................................................13

          Results of Operations...............................................13

          Liquidity, Capital Resources and Other Matters......................16

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk....................................................18

PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings..............................................20

     Item 2.   Changes in Securities and Use of Proceeds......................20

     Item 6.   Exhibits and Reports on Form 8-K...............................21

SIGNATURES....................................................................23

                          PART I   FINANCIAL INFORMATION

                               ITEM 1.  FINANCIAL STATEMENTS

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                              NOVEMBER 30,            AUGUST 31,
                                                                                  1999                   1999
                                                                               ----------             ----------
                                                                              (UNAUDITED)
                                        ASSETS
Current assets:
   Cash and cash equivalents......................................           $      1,082,000         $     734,000
   Accounts receivable (net of allowance
     of $811,000 and $744,000 at
     November 30, 1999 and August 31, 1999, respectively).........                 23,922,000            16,788,000
   Building available for sale....................................                         --             1,488,000
   Prepaid expenses...............................................                  3,495,000             2,600,000
   Other current assets...........................................                  3,075,000             2,356,000
   Deferred tax asset.............................................                  1,730,000             2,000,000
                                                                             ----------------         -------------
       Total current assets.......................................                 33,304,000            25,966,000

Property and equipment, net.......................................                 15,039,000            15,920,000
Deferred tax asset................................................                  5,730,000             5,606,000
Deferred financing costs, net.....................................                  5,040,000             1,550,000
Intangible assets, net............................................                 66,856,000            67,672,000
Other assets......................................................                  1,994,000             1,922,000
                                                                             ----------------         -------------
       Total assets...............................................           $    127,963,000         $ 118,636,000
                                                                             ================         =============

                                        LIABILITIES

Current liabilities:
   Accounts payable and accrued expenses..........................           $     14,289,000         $  16,198,000
   Current portion of capital lease obligations...................                  2,877,000             3,157,000
   Current portion of long-term debt..............................                  1,222,000             1,384,000
   Income taxes payable...........................................                    593,000             1,065,000
   Loans and notes payable to stockholders........................                    100,000               619,000
   Other current liabilities......................................                         --                34,000
                                                                             ----------------         -------------
       Total current liabilities..................................                 19,081,000            22,457,000

Capital lease obligations, net of current portion.................                  2,863,000             2,898,000
Long-term debt, net of current portion............................                 84,716,000            76,263,000
Other non-current liabilities.....................................                    696,000               707,000
                                                                             ----------------         -------------
       Total liabilities..........................................                107,356,000           102,325,000
                                                                             ----------------         -------------

                               STOCKHOLDERS' EQUITY

Preferred stock -- authorized 10,000,000 shares at November 30,
   1999 and 5,000,000 shares at November 30, 1998, $.01 par value
   each; none issued or outstanding...............................                         --                    --
Common stock -- authorized 25,000,000 shares at November 30,
   1999 and 10,000,000 shares at November 30, 1998, $.01 par value each; 5,987,067 shares and 5,926,618 shares issued and outstanding
   at November 30, 1999 and August 31, 1999, respectively.........                     60,000                59,000
Issuable common stock.............................................                  1,450,000             1,450,000
Additional paid-in capital........................................                 25,505,000            21,729,000
Accumulated deficit...............................................                 (6,002,000)           (6,585,000)
Accumulated other comprehensive loss..............................                   (406,000)             (342,000)
                                                                             ----------------         -------------
       Total stockholders' equity.................................                 20,607,000            16,311,000
                                                                             ----------------         -------------
       Total liabilities and stockholders' equity.................           $    127,963,000         $ 118,636,000
                                                                             ================         =============

     The Notes to Consolidated Financial Statements are made a part hereof.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                         CONSOLIDATED INCOME STATEMENTS
                         ------------------------------
                                   (UNAUDITED)


                                                                                       THREE MONTHS ENDED,
                                                                         ------------------------------------------
                                                                              NOVEMBER 30,           NOVEMBER 30,
                                                                                1999                      1998
                                                                         -----------------         ----------------

REVENUES
Net sales..........................................................       $     24,002,000         $   12,362,000

EXPENSES
Cost of sales......................................................             13,275,000              6,418,000
Selling, general and administrative expenses ......................              7,209,000              4,324,000
Expenses incurred due to restructuring.............................                     --                198,000
                                                                         -----------------         --------------
Total operating expenses...........................................             20,484,000             10,940,000
                                                                         -----------------         --------------

Income from continuing operations..................................              3,518,000              1,422,000
Interest expense...................................................             (2,358,000)              (991,000)
Interest expense-deferred financing costs..........................               (102,000)               (56,000)
Interest and other (expense) income................................               (178,000)               303,000
                                                                         -----------------         --------------
Income from continuing operations before income taxes..............                880,000                678,000

Provision for income taxes.........................................                297,000                298,000
                                                                         -----------------         --------------
Net income from continuing operations..............................                583,000                380,000
Loss from operations of discontinued segment (net of tax
   benefit of $18,000).............................................                     --                  9,000
                                                                         -----------------         --------------
Net income.........................................................       $        583,000         $      371,000
                                                                         =================         ==============
Basic earnings per common share:
   Earnings from continuing operations.............................       $           0.10         $         0.08
   Loss from discontinued operations...............................                     --                     --
                                                                         -----------------         --------------
Net income.........................................................       $           0.10         $         0.08
                                                                         =================         ==============
Diluted earnings per common share:
   Earnings from continuing operations.............................       $           0.09         $         0.08
   Loss from discontinued operations...............................                     --                     --
                                                                         -----------------         --------------
Net income.........................................................       $           0.09         $         0.08
                                                                         =================         ==============
Shares used to compute net income per share:
   Basic...........................................................              5,956,525              4,798,731
                                                                         =================         ==============
   Diluted.........................................................              6,192,279              4,885,905
                                                                         =================         ==============

     The Notes to Consolidated Financial Statements are made a part hereof.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED,
                                                                               -------------------------------
                                                                                NOVEMBER 30,      NOVEMBER 30,
                                                                                    1999              1998
                                                                               -------------------------------
OPERATING ACTIVITIES
Net income..............................................................        $    583,000      $   371,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation and amortization.....................................           2,201,000        1,481,000
      Gain (loss) on sale of property and equipment.....................             184,000         (315,000)
      Provision for deferred income taxes...............................             146,000           17,000
      Provision for bad debts...........................................              66,000           74,000
Changes in assets and liabilities net of effects of businesses acquired:
   Accounts receivable..................................................          (7,272,000)      (1,634,000)
   Prepaid expenses and other current assets............................          (2,274,000)         130,000
   Other assets.........................................................             (80,000)        (204,000)
   Accounts payable and accrued expenses................................          (2,664,000)      (2,154,000)
   Income taxes payable.................................................            (479,000)         230,000
                                                                               -------------      -----------
Net cash used in operating activities...................................          (9,589,000)      (2,004,000)
                                                                               -------------      -----------
INVESTING ACTIVITIES
Additions to property and equipment.....................................            (832,000)        (396,000)
Proceeds from sale of property and equipment............................           1,820,000          800,000
Business acquisitions...................................................             (44,000)     (24,521,000)
                                                                               -------------      -----------
Net cash provided by (used in) investing activities.....................             944,000      (24,117,000)
                                                                               -------------      -----------
FINANCING ACTIVITIES
Payments of capital lease obligations...................................            (491,000)        (617,000)
Proceeds from long-term debt............................................          22,602,000       27,471,000
Payments of long-term debt..............................................         (12,796,000)        (132,000)
Stockholder repayments..................................................            (518,000)         (50,000)
Warrants exercised......................................................             242,000               --
Proceeds from sale of common stock, net of issuance costs...............                  --           92,000
                                                                               -------------      -----------
Net cash provided by financing activities...............................           9,039,000       26,764,000
                                                                               -------------      -----------
Effect of foreign exchange rates on cash................................             (46,000)         (44,000)
                                                                               -------------      -----------
Net increase in cash and cash equivalents...............................             348,000          599,000
Cash and cash equivalents at beginning of period........................             734,000          287,000
                                                                               -------------      -----------
Cash and cash equivalents at end of period..............................        $  1,082,000      $   886,000
                                                                               =============      ===========
SUPPLEMENTAL DISCLOSURES
Interest paid...........................................................        $    193,000      $ 1,317,000
                                                                               =============      ===========
Income taxes paid.......................................................        $    618,000      $    20,000
                                                                               =============      ===========
Non-cash transactions:
Equipment acquired under capital lease obligations......................        $    183,000      $ 2,032,000
                                                                               =============      ===========
Stock issued for business acquisitions..................................        $         --      $ 7,886,000
                                                                               =============      ===========
Warrants issued for business acquisition................................        $         --      $   931,000
                                                                               =============      ===========
Warrants issued for additional financing................................        $  2,500,000      $   380,000
                                                                               =============      ===========
Warrants issued in lieu of cash interest payments.......................        $  1,035,000      $        --
                                                                               =============      ===========

     The Notes to Consolidated Financial Statements are made a part hereof.

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


NOTE A - BASIS OF PRESENTATION:

     The information presented for November 30, 1999, and for the three-month periods ended November 30, 1999 and November 30, 1998, is unaudited, but, in the opinion of the management of Unidigital Inc., its wholly-owned subsidiaries and their subsidiaries, affiliated companies and predecessors (collectively, the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of November 30, 1999 and the results of its operations and its cash flows for the three-month periods ended November 30, 1999 and November 30, 1998.

     The consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended August 31, 1999, which were included as part of the Company's Annual Report on Form 10-K.

     The consolidated financial statements include the accounts of Unidigital Inc. and its direct and indirect subsidiaries. All significant intercompany balances have been eliminated.

     Interim results are not necessarily indicative of results that may be expected for the full fiscal year.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION AND BUSINESS:

     The Company is a media services company that provides large and grand format digital image solutions combined with a full suite of digital "premedia" (previously referred to as prepress) services to advertising agencies, retailers, publishers, graphic design firms, consumer product companies, government agencies and marketing and communications firms in both the United States, the United Kingdom and Germany. During 1999, the Company began delivering its services through two principal business divisions: (i) the Media Solutions division creates and produces large and grand format images for out-of-home advertising and develops new media concepts; and (ii) the Premedia Services division provides digital premedia, including retouching and short-run digital printing services. During 1999, the various operating subsidiaries of the Company were grouped into the aforementioned business divisions and the Company discontinued its on-demand print and prepress business segment.

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


     EARNINGS PER SHARE:

     The following table sets forth the computation of basic and dilutive earnings per share:

                                                            THREE MONTHS ENDED,
                                                          ----------------------
                                                                NOVEMBER 30,
                                                             1999         1998
                                                          ----------------------
Numerator for basic and diluted earnings per share-net
  income available for common stockholders............    $  583,000  $  371,000
                                                          ==========  ==========
Denominator:
   Denominator for basic earnings per share-
     weighted average shares..........................     5,956,525   4,798,731
   Effect of dilutive securities:
     Stock options....................................        15,248       9,515
     Warrants.........................................       220,506      77,659
                                                          ----------  ----------
   Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions..     6,192,279   4,885,905
                                                          ==========  ==========

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                                      THREE MONTHS ENDED,
                                              ----------------------------------
                                                         NOVEMBER 30,
                                                    1999              1998
                                              ----------------------------------
Stock Options................................     583,764            563,066
Warrants.....................................   1,032,134            342,000

     DERIVATIVE FINANCIAL INSTRUMENTS:

     The Company has an interest rate collar agreement to modify the interest characteristics of certain of its outstanding long-term debt. The interest rate collar agreement is designated with all or a portion of the principal balance and a term that does not coincide with the specific debt obligation.

NOTE C - STOCK OPTION PLANS AND WARRANTS:

     ISSUANCE OF OPTIONS AND WARRANTS:

     During the first quarter of fiscal 2000, the Company granted options to purchase 64,000 shares of its Common Stock to certain of its employees, at an exercise price of $4.00 per share. In connection with the Subordinated Loan (see Note D), on September 14, 1999, the Company issued seven-year warrants to the lender to purchase 690,134 shares of the Company's Common Stock at an exercise price of $5.425 per share. In addition, the Company issued warrants to purchase 208,150 shares of the Company's Common Stock at an exercise price of $0.01 per share to another lender in lieu of cash interest payments of $1,035,000.

     Subsequent to the end of the quarter, on January 3, 2000, the Company granted options to purchase 2,500 shares of its Common Stock to each of David Wachsman and Harvey Silverman, at an exercise price of $4.0625 per share.

     IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 must first be applied in the first quarter of fiscal years that begin after June 15, 2000. Statement 133 will require the Company to recognize all derivatives on the consolidated balance sheets at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivatives change in fair value will immediately be recognized in earnings. Management has determined that Statement 133 will not have a significant effect on the earnings and financial position of the Company.

NOTE D - LONG-TERM DEBT:

     Long-term debt consists of the following:


                                                                            FACILITY
                                                                             AMOUNT               AMOUNT OUTSTANDING
                                                                           NOVEMBER 30,      NOVEMBER 30,      AUGUST 31,
                                                                              1999              1999            1999
                                                                          -------------------------------------------------
Revolving  line  of  credit,  interest  at  the  prime  rate  or at the eurodollar  rate,  as  defined,  plus  an applicable margin, all  as
   defined, ranging from 1.0% to 3.25%.                                    $80,000,000      $64,265,000      $64,375,000
Credit facility in the United Kingdom  interest at the bank's overdraft rate plus  2.75%.  Facility  is secured  by the assets of  Interface
   Graphics.                                                                   241,000          181,000          241,000
Credit  facilities  in the  United  Kingdom;  interest  at  the  bank's overdraft  rate plus  1.85%.  Facility  is secured  by the  accounts
   receivable of Pre-Press.                                                    642,000          640,000          621,000
Credit  facilities  in the  United  Kingdom;  interest  at  the  bank's overdraft  rate plus  2.00%.  Facility  is secured  by the  accounts
   receivable of Big Bills.                                                    321,000          320,000          236,000
Subordinated  loan matures in March 2004; base interest of 12 1/2% plus
   0.25% the first day after the  first  anniversary of the Note;  plus
   0.25% following the last  day of each 90 day period until payment in
   full.                                                                            --               --       10,000,000
Subordinated loan matures in August 2006; base interest of 14%.             20,000,000       20,000,000               --
Notes payable for certain equipment,  maturing on dates between October
   1998 and September 2003, payable in monthly  installments of $22,000 until October  1998 and $14,000  thereafter,  including  interest at
   8.54% and 8.4%, respectively.                                                    --          420,000          454,000
Senior subordinated note investment fee, due May 2001.                              --               --        1,500,000
Other                                                                          312,000          112,000          220,000
                                                                          -------------------------------------------------
                                                                                             85,938,000       77,647,000
Less: current portion of long-term debt                                                       1,222,000        1,384,000
                                                                          -------------------------------------------------
Long-term debt                                                                              $84,716,000      $76,263,000
                                                                          =================================================

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     BANK CREDIT FACILITIES. In May 1999, the Company terminated its existing financing facilities and entered into a new borrowing arrangement consisting of a $65,000,000 revolving line of credit facility. On September 30, 1999, the revolving line of credit facility was increased to $80,000,000. The borrowings are guaranteed by the Company's subsidiaries and the Company pledged all of its equity interests in its United States subsidiaries and 65% of its equity interests in its United Kingdom subsidiaries as collateral for such credit facility. Interest under such credit facility is, at the Company's option, at the Prime Rate or at the Eurodollar Rate, as defined, plus an Applicable Margin, as defined, ranging from 1.0% to 3.25% depending on the Company's consolidated debt to earnings ratio and the type of loan. As of November 30, 1999, the Company had an outstanding balance of $64,265,000 under the revolving credit facility.

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

     In November 1998, the Company borrowed a principal amount of $10,000,000 pursuant to a subordinated unsecured loan. In connection with such subordinated loan, the Company issued ten-year warrants to the lender to purchase 440,000 shares of the Company's Common Stock at an exercise price of $4.50 per share. These warrants were deemed to have a value of approximately $308,000, were recorded as deferred financing costs, and were being amortized on a straight-line basis over approximately five years. Such amount was recorded as an extraordinary item as of August 31, 1999 in conjunction with the termination of the Company's existing credit facility. In September 1999, upon prepayment of such loan, the lender opted to have the interest of such loan paid in warrants to purchase Common Stock of the Company. As a result, the Company issued warrants to purchase 208,150 shares of the Company's Common Stock at an exercise price of $0.01 per share to such lender. Such amount approximated the fair market value of the related accrued interest. Subject to certain limitations, the Company has granted registration rights, including "demand" registration rights, to such lender.

     On September 14, 1999, the Company borrowed a principal amount of $20,000,000 pursuant to another subordinated unsecured loan (the "Subordinated Loan"). A portion of the proceeds of such subordinated loan was used to prepay the Company's outstanding $10,000,000 subordinated loan. The Subordinated Loan matures on August 31, 2006 and bears interest at 14% per annum. The Company is permitted to defer the payment of up to 2/14ths of the amount of interest due on any regularly scheduled interest payment date. Any such deferred interest shall be deemed to be included in the principal amount of the Subordinated Loan. The Company is obligated to prepay without premium the greater of (i) $10,000,000 or
(ii) one-half of the then outstanding principal amount of the Subordinated Loan on August 31, 2005. In addition, on any

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

prepayments of the Subordinated Loan made prior September 1, 2002, the Company will incur an additional premium equal to the Make Whole Amount, as defined. For prepayments made after September 1, 2002, such additional premium shall be 3.0%. Such additional premium shall be reduced by 100 basis points on each September 1 thereafter until September 1, 2005. In connection with the Subordinated Loan, the Company issued seven-year warrants to the lender to purchase 690,134 shares of the Company's Common Stock at an exercise price of $5.425 per share. Subject to certain limitations, the Company granted registration rights, including "demand" registration rights, to such lender. The warrants issued to the lender, which were deemed to have a value of approximately $2,500,000, subject to an independent appraisal, have been recorded as deferred financing costs, and are being amortized on a straight-line basis over approximately seven years.

     On October 29, 1999, the Company entered into an interest rate collar agreement on $35,000,000 of variable rate bank debt. Under this interest rate collar agreement, the Company is required to pay interest at the higher of 6.12% or the Company's current rate (6.04% at November 30, 1999), to a maximum of 7.80% per annum, as defined. The interest rate collar agreement terminates on October 29, 2001. The Company's estimated credit exposure related to the interest rate collar agreement is summarized as follows:

                                         Notional           Credit
                                          Amount           Exposure
                                          ------           --------

     Interest rate collar agreement     $35,000,000         $30,000

     The notional amount of the derivative does not represent the amount exchanged by the parties, and is not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates.

     The Company is exposed to credit losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations given their current credit ratings.

NOTE E - SEGMENT INFORMATION:

     The Company's reportable segments are divisions that offer different products and services. The reportable segments are each managed separately because they produce and distribute distinct products with different production processes. The Company has two reportable segments: the media solutions division and premedia services division. The segment information for the three month ended November 30, 1998 has been restated to conform to the 1999 segment reporting format.

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


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

     The following summarizes the operations by geographic segment for the three months ended November 30, 1999 and 1998:

                                                 NOVEMBER 30,
                              --------------------------------------------------
                                          1999                    1998
                              --------------------------------------------------
                                  UNITED                  UNITED
                                  STATES      EUROPE      STATES     EUROPE
                              --------------------------------------------------

     Net sales                $ 15,427,000  $ 8,575,000  $ 8,877,000 $ 3,485,000
     Income from operations      2,549,000      969,000    1,293,000     129,000
     Identifiable assets       107,801,000   20,162,000   92,719,000  10,322,000


     The following summarizes operations by industry segment for the three months ended November 30, 1999 and 1998:

                                                November 30,
                              ------------------------------------------------
                                         1999                       1998
                              ------------------------------------------------
                                MEDIA       PREMEDIA     MEDIA        PREMEDIA
                               SOLUTIONS    SERVICES    SOLUTIONS     SERVICES
                              ------------------------------------------------

     Net sales                $13,300,000  $10,702,000  $ 3,744,000  $ 8,618,000
     Income from operations     2,196,000    1,322,000      350,000    1,072,000
     Identifiable assets       88,819,000   39,144,000   87,839,000   15,202,000

                        UNIDIGITAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

NOTE F - COMPREHENSIVE INCOME:

     Comprehensive income consisted of the following:

                                                       THREE MONTHS ENDED
                                               ---------------------------------
                                                 NOVEMBER 30,     NOVEMBER 30,
                                                    1999              1998
                                               ---------------------------------
     Net income                                   $583,000         $371,000
     Net change in foreign currency
       translation adjustment                      (64,000)         (83,000)
                                               -----------         --------
     Comprehensive income                         $519,000         $288,000

     As of November 30, 1999 and November 30, 1998, the cumulative other comprehensive loss consisted of the Company's foreign currency translation adjustment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company is a media services company that provides large and grand format digital image solutions combined with a full suite of digital "premedia" (previously referred to as prepress) services to advertising agencies, retailers, publishers, graphic design firms, consumer product companies, government agencies, individual graphic artists and marketing and communications firms in both the United States and Europe. During 1999, the Company began delivering its services through two principal business divisions. The Media Solutions division creates and produces large and grand format images for out-of-home advertising and develops new media concepts. The Premedia Services division provides digital premedia, including retouching and short-run digital printing services.

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

     In furtherance of its strategy to focus on its Media Solutions division, in August 1999, the Company sold substantially all the assets of its wholly-owned subsidiary, Unidigital Elements (NY), Inc. ("Elements (NY)") to a group comprised of that unit's management (the "Elements Sale"). Elements (NY) provided short-run digital printing products and services primarily to graphic artists and marketing professionals. The services previously provided by the Company through Elements (NY) no longer constitute the core of the Premedia Services division's services.

     The Company incurred a loss on its disposal of its discontinued segment of $9,000 net of a tax benefit of $18,000, for the three months ended November 30, 1998. Accordingly, the Company has restated its consolidated income statement for the three months ended November 30, 1998.

     THREE MONTHS ENDED NOVEMBER 30, 1999 AND NOVEMBER 30, 1998
     ----------------------------------------------------------

     NET SALES. Net sales for the three months ended November 30, 1999 ("First Quarter of Fiscal 2000") increased by 94%, or $11,640,000, to $24,002,000 from $12,362,000 for the three months ended November 30, 1998 ("First Quarter of Fiscal 1999"). Net sales for the Company's United States operations increased by 74%, or $6,550,000, from $8,876,000 in the First Quarter of Fiscal 1999 to $15,426,000 in the First Quarter of Fiscal 2000. Net sales for the Company's European operations increased by 146%, or $5,090,000, from $3,486,000 in the First Quarter of Fiscal 1999 to $8,576,000 in the First Quarter of Fiscal 2000. Net sales for the Company's Media Solutions division increased by 218%, or $9,036,000, from $4,151,000 in the First Quarter of Fiscal 1999 to $13,187,000 in the First Quarter of Fiscal 2000. This increase was attributable primarily to an increase in net sales arising out of the Company's MegaArt operations, the SuperGraphics Acquisition, the M. Nur Acquisition and the Big Bills Acquisition. Net sales for the Company's Premedia Services division increased by 32%, or $2,604,000, from $8,211,000 in the First Quarter of Fiscal 1999 to $10,815,000 in the First Quarter of Fiscal 2000. This increase was attributable primarily to an increase in net sales resulting from a full three months of net sales resulting from the Pre-Press Acquisition and the Interface Acquisition.

     COST OF SALES. Cost of sales for the First Quarter of Fiscal 2000 increased by 107%, or $6,857,000, to $13,275,000 from $6,418,000 for the First Quarter of
Fiscal 1999. As a percentage of net sales, cost of sales increased from 52% for the First Quarter of Fiscal 1999 to 55% for the First Quarter of Fiscal 2000. Cost of sales for the Company's United States operations increased as a percentage of net sales from 49% for the First Quarter of Fiscal 1999 to 52% for the First Quarter of Fiscal 2000. Cost of sales for the Company's European operations increased as a percentage of net sales from 59% for the First Quarter of Fiscal 1999 to 61% for the First Quarter of Fiscal 2000. Cost of sales for the Company's Media Solutions division increased as a percentage of net sales for such division from 50% in the First Quarter of Fiscal 1999 to 57% in the First Quarter of Fiscal 2000. Such increase was attributable primarily to the change in product mix in the Company's United States operations to include more large format services. Cost of sales for the Company's Premedia Services division increased slightly as a percentage of net sales for such division from 53% in the First Quarter of Fiscal 1999 to 54% in the First Quarter of Fiscal 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased by 67%, or $2,885,000, from $4,324,000 for the First Quarter of Fiscal 1999 to $7,209,000 for the First Quarter of Fiscal 2000. Such increase was attributable primarily to the increased level of operations. As a percentage of net sales, SG&A decreased from 35% for the First Quarter of Fiscal 1999 to 30% for the First Quarter of Fiscal 2000. SG&A decreased as a percentage of net sales as a result of increased sales volume.

     RESTRUCTURING EXPENSES. In the First Quarter of Fiscal 1999, the Company consolidated its United Kingdom financial printing operations. As a result of such consolidation, the Company incurred restructuring expenses of $198,000.

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for the First Quarter of Fiscal 2000 increased by 147%, or $2,096,000, to $3,518,000 from $1,422,000 for the First Quarter of Fiscal 1999. Of this amount, $2,549,000 was contributed by the Company's United States operations and $969,000 by the Company's European operations. In addition, of this amount, $2,249,000 was contributed by the Company's Media Solutions division and $1,269,000 from the Company's Premedia Services division. This increase resulted from higher net sales offset, in part, by higher production costs associated with such net sales.

     NET INTEREST EXPENSE. Net interest expense for the First Quarter of Fiscal 2000 increased by 255%, or $1,894,000, to $2,638,000 from $744,000 for the First
Quarter of Fiscal 1999. This increase resulted from increased interest payments incurred in connection with the Subordinated Loan and increased borrowings under the Company's credit facilities.

     INCOME TAXES. Income taxes for the First Quarter of Fiscal 2000 and the First Quarter of Fiscal 1999 remained relatively constant at $297,000 and $298,000, respectively.

     DISCONTINUED OPERATIONS. In August 1999, the Company sold its New York operations for on-demand print and prepress services. In addition, the San Francisco and London on-demand print and prepress business ceased operations and closed or reallocated their facilities to other segments, respectively, prior to August 31, 1999. There were no remaining assets or liabilities related to the discontinuance of the on-demand print and prepress business as of August 31, 1999. As a result, the Company incurred a loss of $9,000 on discontinued operations for the First Quarter of Fiscal 1999.

     NET INCOME. As a result of the factors described above, net income for the First Quarter of Fiscal 2000 increased by 57%, or $212,000, to $583,000 as compared to net income of $371,000 for the First Quarter of Fiscal 1998.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

     CASH FLOW. Net cash used in operating activities was $9,589,000 for the First Quarter of Fiscal 2000 and $2,004,000 for the First Quarter of Fiscal 1999. Net cash used in investing activities for the acquisition of property and equipment was $832,000 for the First Quarter of Fiscal 2000 and $396,000 for the First Quarter of Fiscal 1999. For the First Quarter of Fiscal 2000 and the First Quarter of Fiscal 1999, the Company acquired equipment under capital leases of $183,000 and $2,032,000, respectively, and made payments under capital leases of $491,000 and $617,000, respectively. Net bank borrowings provided funds of $9,806,000 for the First Quarter of Fiscal 2000 and $27,339,000 for the First Quarter of Fiscal 1999.

     BANK CREDIT FACILITIES. In May 1999, the Company terminated its existing financing facilities and entered into a new borrowing arrangement consisting of a $65,000,000 revolving line of credit facility. On September 30, 1999, the revolving line of credit facility was increased to $80,000,000. The borrowings are guaranteed by the Company's subsidiaries and the Company pledged all of its equity interests in its United States subsidiaries and 65% of its equity interests in its United Kingdom subsidiaries as collateral for such credit facility. Interest under such credit facility is, at the Company's option, at the Prime Rate or at the Eurodollar Rate, as defined, plus an Applicable Margin, as defined, ranging from 1.0% to 3.25% depending on the Company's consolidated debt to earnings ratio and the type of loan. As of November 30, 1999, the Company had an outstanding balance of $64,265,000 under the revolving credit facility.

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

     WORKING CAPITAL. The Company's working capital increased by $10,714,000 from $3,509,000 at August 31, 1999 to $14,223,000 at November 30, 1999.

     YEAR 2000 COMPLIANCE
     --------------------

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

     To date, the Year 2000 Problem has not adversely affected the Company's business.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation, currency fluctuations or interest rate changes have historically had a material effect on revenues, sales or results of operations. Inflation, currency fluctuations and changes in interest rates have, however, at various times, had significant effects on the economies of the United States and Europe and could adversely impact the Company's revenues, sales and results of operations in the future. If there is a material adverse change in the relationship between the Pound Sterling and other European currencies and the United States Dollar, such change would adversely affect the results of the Company's European operations as reflected in the Company's financial statements. The Company has not hedged its exposure with respect to this currency risk, and does not expect to do so in the future, since it does not believe that it is practicable for it to do so at a reasonable cost.

     On October 29, 1999, the Company entered into an interest rate collar agreement on $35,000,000 of variable rate bank debt. Under this interest rate collar agreement, the Company is required to pay interest at the higher of 6.12% or the Company's current rate (6.04% at November 30, 1999), to a maximum of 7.80% per annum, as defined. The interest rate collar agreement terminates on October 29, 2001. The Company's estimated credit exposure related to the interest rate collar agreement is summarized as follows:

                                              Notional           Credit
                                               Amount           Exposure
                                               ------           --------

     Interest rate collar agreement         $35,000,000          $30,000

     The notional amount of the derivative does not represent the amount exchanged by the parties, and is not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates.

     The Company is exposed to credit losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations given their current credit ratings.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     Subsequent to the end of the quarter, on January 14, 2000, the Company filed a complaint against Ehud Aloni, the former President of MegaArt and a 10% stockholder of the Company, in the United States District Court of the Southern District of New York. By the action, the Company seeks to enforce the restrictive covenants set forth in Mr. Aloni's employment agreement with the Company. On January 14, 2000, the court granted the Company a temporary restraining order against Mr. Aloni. The Company is also seeking $175 million in damages.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On September 14, 1999, the Company issued seven-year warrants to Massachusetts Mutual Life Insurance Company and certain of its affiliates to purchase 690,134 shares of the Company's Common Stock at an exercise price of $5.425 per share.

     On September 14, 1999, the Company issued warrants to CIBC WMC Inc. to purchase 208,150 shares of the Company's Common Stock at an exercise price of $0.01 per share. The warrants are exercisable until November 30, 2008.

     Subsequent to the end of the quarter, on December 1, 1999, the Company issued 100,000 shares of restricted Common Stock of the Company to Ehud Aloni in partial consideration of the MegaArt Acquisition.

     No underwriter was employed by the Company in connection with the issuances and sales of the securities described above. The Company believes that the issuances and sales of all of the foregoing securities were exempt from registration under either (i) Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving a public offering, or (ii) in the case of the shares issued to the employee, Rule 701 under the Act as a transaction made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. No public offering was involved and the securities were acquired for investment and not with a view to distribution. Appropriate legends have been affixed to the stock certificates issued to Mr. Aloni. In addition, appropriate legends will be affixed to the stock certificates issued upon the respective exercise of the foregoing warrants. All recipients had adequate access to information about the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     Exhibit No.                    Description of Exhibit
     ----------                     ----------------------

        4.1 Form of Warrant issued to Massachusetts Mutual Life Insurance Company and certain of its affiliates. Incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the period ended August 31, 1999.

        4.2 Registration Rights Agreement dated September 14, 1999 by among Unidigital Inc. and Massachusetts Mutual Life Insurance Company and certain of its affiliates. Incorporated by reference to Exhibit 4.12 to the Company's Annual Report on Form 10-K for the period ended August 31, 1999.

        4.3 Form of $20,000,000 14% Senior Subordinated Notes due August 31, 2006 issued by Unidigital Inc. and its subsidiaries in favor of Massachusetts Mutual Life Insurance Company and certain of its affiliates. Incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the period ended August 31, 1999.

        4.4 Revolving Promissory Note dated September 29, 1999 made by Unidigital Inc. in favor of Fleet Bank, N.A. in principal amount of $5,000,000. Incorporated by reference to
                                    Exhibit 4.17 to the Company's Annual Report on Form 10-K for the period ended August 31, 1999.

        4.5 Revolving Promissory Note dated September 29, 1999 made by Unidigital Inc. in favor of People's Bank of California in principal amount of $5,000,000. Incorporated by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the period ended August 31, 1999.

        4.6 Revolving Promissory Note dated September 29, 1999 made by Unidigital Inc. in favor of Sovereign Bank in principal amount of $5,000,000. Incorporated by reference to
                                    Exhibit   4.19   to   the  Company's  Annual
                                    Report  on  Form 10-K  for the period  ended
                                    August 31, 1999.

        10.1                        Amendment  No. 2 to Credit  Agreement  dated
                                    September  29, 1999 among  Unidigital  Inc.,
                                    Fleet Bank, N.A., Bank Austria Creditanstalt
                                    Corporate  Finance,  Inc.  and  the   Banks,
                                    Financial     Institutions    and      other
                                    Institutional   Lenders   named     therein.
                                    Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the period ended August 31, 1999.

        10.2 Securities Purchase Agreement among Unidigital Inc. and its subsidiaries and Massachusetts Mutual Life Insurance Company and certain of its affiliates. Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the period ended August 31, 1999.

        27.1                        Financial Data Schedule for the period ended
                                    November 30, 1999.

        27.2 Restated Financial Data Schedule for the period ended November 30, 1998.

        (b)    Reports on Form 8-K.

               None.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNIDIGITAL INC.



DATE:     January 19, 2000            By: /s/ William E. Dye
                                         -----------------------------------
                                         William E. Dye, Chief Executive Officer
                                         (Principal Executive, Financial and
                                         Accounting Officer)