Form 10-Q
period 2000-02-29
UNIDIGITAL INC
filed 2000-04-19
CIK 1003934

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000
                           Commission File No. 1-14126

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

                   Yes:  X                       No:
                       -----                        -----

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of March 31, 2000:

Class                                            Number of Shares
-----                                            ----------------
Common Stock, $.01 par value                        6,127,067

     Transitional Small Business Disclosure Format:

                   Yes:                          No:  X
                       -----                        -----

                        UNIDIGITAL INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------
                                                                     Page
                                                                     ----
PART I     FINANCIAL INFORMATION

   Item 1. Financial Statements.....................................  1

        CONSOLIDATED BALANCE SHEETS
        as at February 29, 2000 (unaudited)
        and August 31, 1999 (audited)...............................  2

        CONSOLIDATED INCOME STATEMENTS
        For the Three Months and Six Months Ended
        February 29, 2000 and February 28, 1999
        (unaudited).................................................  3

        CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Six Months Ended
        February 29, 2000 and February 28, 1999
        (unaudited).................................................  4

        NOTES TO CONSOLIDATED FINANCIAL
        STATEMENTS (unaudited)......................................  5

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations............  13

        General.....................................................  13

        Results of Operations.......................................  13

        Liquidity, Capital Resources and Other Matters..............  17

   Item 3. Quantitative and Qualitative Disclosures
           About Market Risk........................................  18

PART II    OTHER INFORMATION

   Item 1. Legal Proceedings........................................  19

   Item 2. Changes in Securities and Use of Proceeds................  19

   Item 4. Submission of Matters to a Vote of Security Holders......  20

   Item 5. Other Information........................................  21

   Item 6. Exhibits and Reports on Form 8-K.........................  21

SIGNATURES..........................................................  22

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        UNIDIGITAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                              FEBRUARY 29,            AUGUST 31,
                                                                                  2000                   1999
                                                                                --------               --------
                                                                              (UNAUDITED)

                            ASSETS

Current assets:
  Cash and cash equivalents......................................             $     760,000           $    734,000
  Accounts receivable (net allowance of $999,000
    and $744,000 at February 29, 2000 and
    August 31, 1999, respectively)...............................                26,413,000             16,788,000
  Building available for sale....................................                        --              1,488,000
  Prepaid expenses...............................................                 3,824,000              2,600,000
  Deferred tax asset.............................................                 1,730,000              2,000,000
  Other current assets...........................................                 2,548,000              2,356,000
                                                                               ------------            ----------
      Total current assets.......................................                35,275,000             25,966,000

Property and equipment, net......................................                16,171,000             15,920,000
Deferred tax asset...............................................                 5,730,000              5,606,000
Deferred financing costs, net....................................                 4,829,000              1,550,000
Intangible assets, net...........................................                66,694,000             67,672,000
Other assets.....................................................                 2,070,000              1,922,000
                                                                               ------------            -----------
      Total assets...............................................            $  130,769,000           $118,636,000
                                                                               ============            ===========
                            LIABILITIES

Current liabilities:
  Accounts payable and accrued expenses..........................            $   12,830,000           $ 16,198,000
  Current portion of capital lease obligations...................                 2,619,000              3,157,000
  Current portion of long-term debt..............................                 1,351,000              1,384,000
  Income taxes payable...........................................                   837,000              1,065,000
  Loans and notes payable to stockholders........................                   100,000                619,000
  Other current liabilities......................................                        --                 34,000
                                                                               ------------            -----------
      Total current liabilities..................................                17,737,000             22,457,000
Capital lease obligations, net of current portion................                 2,247,000              2,898,000
Long-term debt, net of current portion...........................                89,473,000             76,263,000
Other non-current liabilities....................................                   645,000                707,000
                                                                               ------------            -----------
      Total liabilities..........................................               110,102,000            102,325,000
                                                                               ------------            -----------

                            STOCKHOLDERS' EQUITY

Preferred stock -- authorized 10,000,000 shares,
  $.01 par value each; none issued or outstanding................                        --                     --
Common stock -- authorized 25,000,000 shares,
  $.01 par value each; 6,087,067 and 5,926,618 shares
  issued and outstanding at February 29, 2000 and
  August 31, 1999, respectively..................................                    61,000                 59,000
Issuable common stock............................................                   909,000              1,450,000
Additional paid-in capital.......................................                26,046,000             21,729,000
Accumulated deficit..............................................                (5,719,000)            (6,585,000)
Accumulated other comprehensive loss.............................                  (630,000)              (342,000)
                                                                               ------------            -----------
      Total stockholders' equity.................................                20,667,000             16,311,000
                                                                               ------------            -----------
      Total liabilities and stockholders' equity.................            $  130,769,000           $118,636,000
                                                                               ============            ===========

     The Notes to Consolidated Financial Statements are made a part hereof.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                         ------------------------------
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED,                     SIX MONTHS ENDED,
                                                    --------------------------------      ---------------------------------
                                                      FEBRUARY 29,     FEBRUARY 28,         FEBRUARY 29,      FEBRUARY 28,
                                                          2000             1999                 2000              1999
                                                          ----             ----                 ----              ----

REVENUES
Net sales.....................................      $  23,009,000     $ 15,407,000         $  47,012,000     $ 27,875,000
                                                     ------------      -----------          ------------      -----------
EXPENSES

  Cost of sales.................................       11,980,000        6,586,000            25,197,000       13,071,000
  Selling, general and
    administrative  expenses....................        7,442,000        6,104,000            14,627,000       10,452,000
  Expenses incurred due to restructuring........               --               --                    --          196,000
                                                     ------------      -----------          ------------      -----------
  Total operating expenses......................       19,422,000       12,690,000            39,824,000       23,719,000
                                                     ------------      -----------          ------------      -----------
  Income from continuing  operations............        3,587,000        2,717,000             7,188,000        4,156,000
  Interest expense..............................       (2,460,000)      (1,478,000)           (4,818,000)      (2,468,000)
  Interest expense - deferred financing costs...         (211,000)        (135,000)             (313,000)        (191,000)
  Other (expense) income........................         (166,000)         (47,000)             (424,000)         213,000
                                                     ------------      -----------          ------------      -----------
  Income from continuing operations before
    income taxes................................          750,000        1,057,000             1,633,000        1,710,000

  Provision for income taxes....................          468,000          492,000               767,000          774,000
                                                     ------------      -----------          ------------      -----------
Net income from continuing operations...........          282,000          565,000               866,000          936,000
Loss from operations of discontinued segment
 (net of tax benefit of $90,000 and $92,000,
 respectively...................................               --         (111,000)                   --         (112,000)
                                                     ------------      -----------          ------------      -----------
Net income......................................    $     282,000    $     454,000         $     866,000     $    824,000
                                                     ============     ============          ============      ===========

Basic earnings per common share:

  Earnings from continuing operations...........    $        0.05    $        0.11         $        0.14     $       0.18
  Loss from discontinued operations.............               --            (0.02)                   --            (0.02)
                                                     ------------     ------------          ------------      -----------
Net income......................................    $        0.05    $        0.09         $        0.14     $       0.16
                                                     ============     ============          ============      ===========
Diluted earnings per common share:
  Earnings from continuing operations...........    $        0.04    $        0.10         $        0.14     $       0.18
  Loss from discontinued operations.............               --            (0.02)                   --            (0.02)
                                                     ------------     ------------          ------------      -----------
Net income......................................    $        0.04    $        0.08         $        0.14     $       0.16
                                                     ============     ============          ============      ===========
Shares used to compute net income per share:
  Basic.........................................        6,073,880        5,247,248             6,014,871        5,024,420
                                                     ============     ============          ============      ===========
  Diluted.......................................        6,281,628        5,381,070             6,215,484        5,124,166
                                                     ============     ============          ============      ===========

     The Notes to Consolidated Financial Statements are made a part hereof.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED,
                                                                            ---------------------------------
                                                                             FEBRUARY 29,       FEBRUARY 28,
                                                                                 2000               1999
                                                                                 ----               ----
OPERATING ACTIVITIES
Net income..........................................................         $    866,000       $    824,000
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation and amortization..................................            4,533,000          3,509,000
     Provision for deferred income taxes............................                8,000             57,000
     Provision for bad debts........................................              136,000            233,000
     Gain (loss) on sale of property and equipment..................              184,000           (313,000)
Changes in assets and liabilities net of effects of businesses acquired:
     Accounts receivable............................................           (9,810,000)        (3,585,000)
     Prepaid expenses and other current assets......................           (1,842,000)        (2,199,000)
     Other assets...................................................             (312,000)          (282,000)
     Accounts payable and accrued expenses..........................           (5,339,000)        (2,383,000)
     Income taxes payable...........................................             (222,000)           485,000
                                                                              -----------        -----------
Net cash used in operating activities...............................          (11,798,000)        (3,654,000)
                                                                              -----------        -----------
INVESTING ACTIVITIES
Additions to property and equipment.................................           (1,830,000)          (711,000)
Proceeds from sale of property and equipment........................            1,818,000            941,000
Business acquisitions...............................................             (651,000)       (24,789,000)
                                                                              -----------        -----------
Net cash used in investing activities...............................             (663,000)       (24,559,000)
                                                                              -----------        -----------
FINANCING ACTIVITIES
Net proceeds from bank borrowings...................................           27,685,000         29,751,000
Payments of capital lease obligations...............................           (1,364,000)        (1,157,000)
Payments of long-term debt..........................................          (13,656,000)          (208,000)
Stockholder repayments..............................................             (420,000)           (50,000)
Warrants exercised..................................................              242,000                 --
Proceeds from the sale of common stock, net of issuance costs.......                   --             92,000
                                                                              -----------        -----------
Net cash provided by financing activities...........................           12,487,000         28,428,000
                                                                              -----------        -----------

Effect of foreign exchange rates on cash............................                   --            (49,000)
                                                                              -----------        -----------

Net increase in cash and cash equivalents...........................               26,000            166,000
Cash and cash equivalents at beginning of period....................              734,000            287,000
                                                                              -----------        -----------
Cash and cash equivalents at end of period..........................         $    760,000       $    453,000
                                                                              ===========        ===========
SUPPLEMENTAL DISCLOSURES
Interest paid.......................................................         $  3,178,000       $  3,385,000
                                                                              ===========        ===========
Income taxes paid...................................................         $    687,000       $    192,000
                                                                              ===========        ===========
Noncash transactions:
Equipment acquired under capital lease obligations..................         $    213,000       $  2,597,000
                                                                              ===========        ===========
Stock issued for business acquisitions..............................         $         --       $  7,886,000
                                                                              ===========        ===========
Warrants issued for business acquisitions...........................         $         --       $    931,000
                                                                              ===========        ===========
Warrants issued for additional financing (revised)..................         $  2,500,000       $    308,000
                                                                              ===========        ===========
Business acquisitions (net of liabilities of $5,010,000)............         $         --       $  2,466,000
                                                                              ===========        ===========
Warrants issued in lieu of cash interest payments...................         $  1,035,000       $         --
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

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION:

     The information presented for February 29, 2000, and for the three-month and the six-month periods ended February 29, 2000 and February 28, 1999 is unaudited, but, in the opinion of the management of Unidigital Inc., its wholly-owned subsidiaries and their subsidiaries, affiliated companies and predecessors (collectively, the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of February 29, 2000 and the results of its operations and its cash flows for the three-month and the six-month periods ended February 29, 2000 and February 28, 1999.

     The consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 1999, which were included as part of the Company's Annual Report on Form 10-K.

     The consolidated financial statements include the accounts of Unidigital Inc. and its direct and indirect subsidiaries. All significant intercompany balances have been eliminated.

     Interim results are not necessarily indicative of results that may be expected for the full fiscal year.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION AND BUSINESS:

     The Company is a media services company that provides large and grand format digital image solutions combined with a full suite of digital "premedia" (previously referred to as prepress) services to advertising agencies, retailers, publishers, graphic design firms, consumer product companies, government agencies and marketing and communications firms in the United States, the United Kingdom and Germany. During 1999, the Company began delivering its services through two principal business divisions: (i) the Media Solutions division creates and produces large and grand format images for out-of-home advertising and develops new media concepts; and (ii) the Premedia Services division provides digital premedia, including retouching and short-run digital printing services. During 1999, the various operating subsidiaries of the Company were grouped into the aforementioned business divisions and the Company discontinued its on-demand print and prepress business segment.

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

     EARNINGS PER SHARE:

     The following table sets forth the computation of basic and dilutive earnings per share:

                                                            THREE MONTHS ENDED,                    SIX MONTHS ENDED,
                                                     ----------------------------------    ----------------------------------
                                                       FEBRUARY 29,     FEBRUARY 28,         FEBRUARY 29,      FEBRUARY 28,
                                                           2000             1999                 2000              1999
                                                           ----             ----                 ----              ----

Numerator for basic and diluted earnings per
 share-net income available for common
 stockholders...................................      $    282,000     $    454,000         $    866,000      $   824,000
                                                       ===========      ===========          ===========       ==========
Denominator:
  Denominator for basic earnings per share-
   weighted average shares......................         6,073,880        5,247,248            6,014,871        5,024,420
  Effect of dilutive securities:
   Stock options................................               172           17,180                2,536           11,534
   Warrants.....................................           207,576          116,642              198,077           88,212
                                                       -----------      -----------          -----------       ----------
  Denominator for diluted earnings per share-
   adjusted weighted-average shares and
   assumed conversions..........................         6,281,628        5,381,070            6,215,484        5,124,166
                                                       ===========      ===========          ===========       ==========

     The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                                      THREE MONTHS ENDED,                      SIX MONTHS ENDED,
                                              ---------------------------------------------------------------------------
                                                FEBRUARY 29,      FEBRUARY 28,         FEBRUARY 29,          FEBRUARY 28,
                                                    2000              1999                 2000                  1999
                                              ---------------------------------------------------------------------------
Stock Options................................    1,073,860           559,798           1,071,316               559,798
Warrants.....................................    1,854,813           342,000           1,864,312               342,000

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 must first be applied in the first quarter of fiscal years that begin after June 15, 2000. Statement 133 will require the Company to recognize all derivatives on the consolidated balance sheets at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivatives change in fair value will immediately be recognized in earnings. Management has determined that Statement 133 will not have a significant effect on the earnings and financial position of the Company.

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

NOTE C - LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                           FACILITY
                                                                             AMOUNT                AMOUNT OUTSTANDING

                                                                          FEBRUARY 29,        FEBRUARY 29,      AUGUST 31,
                                                                              2000                2000             1999
                                                                         -------------------------------------------------

Revolving  line  of credit;  interest at the  prime rate or at the eurodollar rate,  as defined, plus an applicable  margin, all as
  defined, ranging from 1.0% to 3.25%.                                    $80,000,000         $68,240,000       $64,375,000
Credit facility  in  the United  Kingdom; interest at  the  bank's overdraft rate  plus 2.75%. Facility is secured by the assets of
  Interface Graphics.                                                         237,000             162,000           241,000
Credit facilities in  the United Kingdom; interest at  the  bank's overdraft rate  plus 1.85%. Facility  is secured by the accounts
  receivable of Pre-Press.                                                    631,000             531,000           621,000
Credit facilities in the United Kingdom;  interest  at the  bank's overdraft rate  plus 2.00%. Facility is  secured by the accounts
  receivable of Big Bills.                                                    316,000             316,000           236,000
Subordinated loan matures in March 2004; base  interest of 12 1/2%
  plus 0.25% the  first day after  the  first  anniversary  of the
  Note; plus 0.25%  following the  last day of  each 90-day period
  until payment in full.                                                           --                  --        10,000,000
Subordinated loan matures in August 2006; base interest of 14%.            20,186,000          20,186,000                --
Notes  payable  for certain equipment,  maturing on  dates between
  October 1998 and September 2003, payable in monthly installments of $22,000 until October 1998 and $14,000 thereafter,  including
  interest at 8.54% and 8.4%, respectively.                                        --             386,000           454,000
Notes  payable for  certain equipment,  maturing on December 2004, each  payable  in  monthly  installments  of  $9,000,  including
  interest at 8.66% and 9.56%, respectively.                                       --             833,000                --
Senior subordinated note investment fee, due May 2001.                             --                  --         1,500,000
Other                                                                         308,000             170,000           220,000
                                                                         --------------------------------------------------
                                                                                               90,824,000        77,647,000
Less: current portion of long-term debt                                                         1,351,000         1,384,000
                                                                         --------------------------------------------------
Long-term debt                                                                                $89,473,000       $76,263,000
                                                                         ==================================================

     BANK CREDIT FACILITIES. On September 30, 1999, the Company's revolving line of credit facility was increased to $80,000,000. As of February 29, 2000, the Company had an outstanding balance of $68,240,000 under the revolving credit facility, bearing interest at rates ranging from 9.34% to 11% per annum. The Company is in compliance with all debt covenants.

     In  September   1999,   upon   prepayment  of  the  Company's   $10,000,000
subordinated loan, the lender opted to have the interest of such loan paid in warrants to purchase Common Stock of

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

the Company. As a result, the Company issued warrants to purchase 208,150 shares of the Company's Common Stock at an exercise price of $0.01 per share to such lender. Such amount approximated the fair market value of the related accrued interest. Subject to certain limitations, the Company has granted registration rights, including "demand" registration rights, to such lender.

     In September 1999, the Company borrowed a principal amount of $20,000,000 pursuant to another subordinated unsecured loan (the "Subordinated Loan"). The Subordinated Loan matures in August 2006 and bears interest at 14% per annum. The Company is permitted to defer the payment of up to 2/14ths of the amount of interest due on any regularly scheduled interest payment date. Any such deferred interest shall be deemed to be included in the principal amount of the Subordinated Loan. The Company is obligated to prepay without premium the greater of (i) $10,000,000 or (ii) one-half of the then outstanding principal amount of the Subordinated Loan in August 2005. In addition, on any prepayments of the Subordinated Loan made prior to September 1, 2002, the Company will incur an additional premium equal to the Make Whole Amount, as defined. For prepayments made after September 1, 2002, such additional premium shall be 3.0%. Such additional premium shall be reduced by 100 basis points on each September 1 thereafter until September 1, 2005. In connection with the Subordinated Loan, the Company issued seven-year warrants to the lender to purchase 690,134 shares of the Company's Common Stock at an exercise price of $5.425 per share. Subject to certain limitations, the Company granted registration rights, including "demand" registration rights, to such lender. The warrants issued to the lender, which were deemed to have a value of approximately $2,500,000, subject to an independent appraisal, have been recorded as deferred financing costs, and are being amortized on a straight-line basis over approximately seven years.

     In October 1999, the Company entered into an interest rate collar agreement on $35,000,000 of variable rate bank debt. Under this interest rate collar agreement, the Company is required to pay interest at the higher of 6.12% or the Company's current rate (6.33% at February 29, 2000), to a maximum of 7.80% per annum, as defined. The interest rate collar agreement terminates on October 29, 2001. The Company's estimated credit exposure related to the interest rate collar agreement is summarized as follows:

                                          Notional           Credit
                                           Amount            Exposure
                                           ------            --------

     Interest rate collar agreement     $35,000,000          $37,000

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

NOTE D - SEGMENT INFORMATION:

     The Company has two reportable segments: the media solutions division and premedia services division. The segment information for the three-month and six-month periods ended February 28, 1999 have been restated to conform to the 2000 segment reporting format.

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

     The following summarizes the operations by geographic segment for the three months and six months ended February 29, 2000 and February 28, 1999:


                                         THREE MONTHS ENDED                                    SIX MONTHS ENDED
                                         ------------------                                    ----------------
                             FEBRUARY 29, 2000        FEBRUARY 28, 1999          FEBRUARY 29, 2000          FEBRUARY 28, 1999
                         ----------------------------------------------------------------------------------------------------------
                            UNITED                   UNITED                    UNITED                      UNITED
                            STATES       EUROPE      STATES       EUROPE       STATES        EUROPE        STATES       EUROPE
                         ----------------------------------------------------------------------------------------------------------

Net sales                $14,832,000  $ 8,177,000  $12,100,000  $ 3,307,000 $ 30,260,000   $16,752,000   $21,083,000   $6,792,000
Income from operations     2,262,000    1,325,000    2,496,000      221,000    4,853,000     2,335,000     3,806,000      350,000
Identifiable assets      111,525,000   19,244,000   95,195,000    9,811,000  111,525,000    19,244,000    95,195,000    9,811,000

     The following summarizes operations by industry segment for the three months and six months ended February 29, 2000 and February 28, 1999:

                                         THREE MONTHS ENDED                                   SIX MONTHS ENDED
                                         ------------------                                   ----------------
                             FEBRUARY 29, 2000         FEBRUARY 28, 1999         FEBRUARY 29, 2000          FEBRUARY 28, 1999
                         ---------------------------------------------------------------------------------------------------------
                             MEDIA       PREMEDIA     MEDIA      PREMEDIA       MEDIA       PREMEDIA       MEDIA      PREMEDIA
                           SOLUTIONS     SERVICES   SOLUTIONS    SERVICES     SOLUTIONS     SERVICES     SOLUTIONS    SERVICES
                         ---------------------------------------------------------------------------------------------------------

Net sales                $12,245,000   $10,764,000 $ 5,151,000  $10,256,000  $25,546,000  $21,466,000   $ 8,895,000   $18,980,000
Income from operations     2,059,000     1,528,000   1,704,000    1,013,000    4,297,000    2,891,000     2,054,000     2,102,000
Identifiable assets       83,801,000    46,968,000  76,157,000   28,849,000   83,801,000   46,968,000    76,157,000    28,849,000

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

NOTE E - COMPREHENSIVE INCOME:

     Comprehensive income consisted of the following:

                                                     THREE MONTHS ENDED,                     SIX MONTHS ENDED,
                                           ----------------------------------------------------------------------------
                                              FEBRUARY 29,         FEBRUARY 28,        FEBRUARY 29,     FEBRUARY 28,
                                                  2000                 1999                2000             1999
                                           ----------------------------------------------------------------------------
Net income                                  $    282,000          $ 454,000           $  866,000        $  824,000
Net change in foreign currency
  translation adjustment                        (224,000)          (217,000)            (288,000)         (300,000)
                                                --------           --------             --------          --------
Comprehensive income                        $     58,000          $ 237,000           $  578,000        $  524,000

     As of February 29, 2000 and February 28, 1999, the cumulative other comprehensive loss consisted of the Company's foreign currency translation adjustment.

NOTE F - MODIFICATION OF X+C ACQUISITION AGREEMENT AND AGREED EARN-OUT PAYMENT:

     In April 1999, the Company consummated the acquisition of substantially all of the assets of Peter X(+C) Limited ("X+C"). The purchase price included an initial cash payment of $70,000 and the issuance of 40,000 shares ($200,000) of restricted Common Stock of the Company. In addition, the purchase price included a deferred cash payment of $100,000 payable on April 1, 2000 and an earn-out payment of up to $1,000,000 in cash or some combination of cash and restricted Common Stock of the Company in the event X+C achieved certain financial performance objectives. In January 2000, the Company and X+C agreed to amend the purchase agreement to pay the earn-out payment in advance on a bi-weekly basis to the sole shareholder of X+C.

NOTE G -  SUBSEQUENT EVENTS:

     LEGAL PROCEEDINGS:

     On January 14, 2000, the Company filed a complaint against Ehud Aloni, the former President of Mega Art and a 10% stockholder of the Company, in the United States District Court of the Southern District of New York. By the action, the Company sought to enforce the restrictive covenants set forth in Mr. Aloni's employment agreement with the Company. On January 14, 2000, the court granted the Company a temporary restraining order against Mr. Aloni. The Company was also seeking $175 million in damages. On January 24, 2000, the Company voluntarily dismissed the case against Mr. Aloni.

     On January 20, 2000, Ehud Aloni commenced a lawsuit (the "Aloni Action") against the Company and Mega Art in the Supreme Court of the State of New York, County of New York (the "Court") claiming, among other things, that the Company had breached Mr. Aloni's employment agreement for failing to timely pay certain earn-out payments due to Mr. Aloni pursuant to the Mega Art Acquisition.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     On February 9, 2000, the Company and Mega Art commenced a lawsuit (the "Company's Action") against Mr. Aloni, among others, in the Court. The Company sought to enforce the restrictive covenants set forth in Mr. Aloni's employment agreement with the Company.

     On March 9, 2000, the Company and Mr. Aloni and certain of the defendants in the Company's Action entered into a settlement agreement (the "Settlement Agreement") whereby each of the parties thereto agreed to release the other parties from all claims arising out of the Company's Action and the Aloni Action. In connection with the Settlement Agreement, Mr. Aloni entered into a new employment agreement with the Company and the Company agreed to pay a portion of the earn-out payment to Mr. Aloni ($550,000). In addition, the Company agreed to consummate the Inlarge Acquisition.

     ACQUISITIONS:

     In March 2000, the Company acquired a portion of the assets of Inlarge LLC, a New York limited liability company located in Jersey City, New Jersey (the "Inlarge Acquisition"). The initial purchase price was $125,000 plus possible additional consideration pending a final determination of the net asset value of the assets acquired.

     In March 2000, the Company purchased all of the issued and outstanding shares of Colour Network Limited (the "Colour Network Acquisition"), located in Glasgow, Scotland. The purchase price was the issuance of 40,000 shares (approximately $140,000) of restricted Common Stock of the Company.

     In April 2000, the Company purchased all of the issued and outstanding shares of Makom Media Ltd. and its wholly-owned subsidiaries Makom Media GmbH and Makom Media Service France S.a.r.l (the "Makom Acquisition"). The initial aggregate purchase price was $1,300,000, which included the issuance of 180,087 shares (approximately $800,000) of restricted Common Stock of the Company.

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

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to the media services industry; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

RESULTS OF OPERATIONS

     The consolidated financial information includes both the Company's United States operations and its European operations.

     THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
     ----------------------------------------------------------

     NET SALES. Net sales for the three months ended February 29, 2000 ("Second Quarter of Fiscal 2000") increased by 49%, or $7,602,000, to $23,009,000 from $15,407,000 for the three months ended February 28, 1999 ("Second Quarter of Fiscal 1999"). Net sales for the Company's United States operations increased by 23%, or $2,732,000, from $12,100,000 in the Second Quarter of Fiscal 1999 to $14,832,000 in the Second Quarter of Fiscal 2000. Net sales for the Company's European operations increased by 147%, or $4,870,000, from $3,307,000 in the Second Quarter of Fiscal 1999 to $8,177,000 in the Second Quarter of Fiscal 2000. Net sales for the Company's Media Solutions division increased by 138%, or $7,094,000, from $5,151,000 in the Second Quarter of Fiscal 1999 to $12,245,000
in the Second Quarter of Fiscal 2000. This increase was attributable primarily to an increase in net sales in the Company's Mega Art operations and resulting from the Company's European acquisitions. Net sales for the Company's Premedia Services division increased by 5%, or $508,000, from $10,256,000 in the Second Quarter of Fiscal 1999 to $10,764,000 in the Second Quarter of Fiscal 2000. This increase was attributable primarily to an increase in net sales resulting from the Company's acquisitions in the United Kingdom.

     COST OF SALES. Cost of sales for the Second Quarter of Fiscal 2000 increased by 82%, or $5,394,000, to $11,980,000 from $6,586,000 for the Second
Quarter of Fiscal 1999. As a percentage of net sales, cost of sales increased from 43% for the Second Quarter of Fiscal 1999 to 52% for the Second Quarter of Fiscal 2000. Cost of sales for the Company's United States operations increased as a percentage of net sales from 39% for the Second Quarter of Fiscal 1999 to 52% for the Second Quarter of Fiscal 2000. Cost of sales for the Company's European operations decreased as a percentage of net sales from 55% for the Second Quarter of Fiscal 1999 to 53% for the Second Quarter of Fiscal 2000. Cost of sales for the Company's Media Solutions division decreased as a percentage of net sales for such division from 68% in the Second Quarter of Fiscal 1999 to 55% in the Second Quarter of Fiscal 2000. Cost of sales for the Second Quarter of 1999 were high due to the Company's preparation for expansion of its large format business. Cost of sales for the Company's Premedia Services division increased as a percentage of net sales for such division from 30% in the Second Quarter of Fiscal 1999 to 49% in the Second Quarter of Fiscal 2000. Such increase was attributable primarily to the change in product mix to include more digital print services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased by 22%, or $1,338,000, from $6,104,000 for the Second Quarter of Fiscal 1999 to $7,442,000 for the Second Quarter of Fiscal 2000. Such increase was attributable primarily to the increased level of operations. As a percentage of net sales, SG&A decreased from 40% for the Second Quarter of Fiscal 1999 to 32% for the Second Quarter of
Fiscal 2000. SG&A decreased as a percentage of net sales as a result of increased sales volume.

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for the Second Quarter of Fiscal 2000 increased by 32%, or $870,000, to $3,587,000 from $2,717,000 for the Second Quarter of Fiscal 1999. Of this amount, $2,262,000 was contributed by the Company's United States operations and $1,325,000 by the Company's European operations. In addition, of this amount, $2,059,000 was contributed by the Company's Media Solutions division and $1,528,000 from the Company's Premedia Services division.

     NET INTEREST EXPENSE. Net interest expense for the Second Quarter of Fiscal 2000 increased by 71%, or $1,177,000, to $2,837,000 from $1,660,000 for the
Second Quarter of Fiscal 1999. This increase resulted from increased interest payments incurred in connection with the Subordinated Loan and borrowings under the Company's credit facilities.

     INCOME TAXES. Income taxes for the Second Quarter of Fiscal 2000 decreased by 5%, or $24,000, to $468,000 from $492,000 for the Second Quarter of Fiscal 1999.

     DISCONTINUED OPERATIONS. In August 1999, the Company sold its New York operations for on-demand print and prepress services. In addition, the San Francisco and London on-demand print and prepress business ceased operations and closed or reallocated their facilities to other segments, respectively, prior to August 31, 1999. There were no remaining assets or liabilities related to the discontinuance of the on-demand print and prepress business as of August 31, 1999. As a result, the Company incurred a loss of $111,000 on discontinued operations for the Second Quarter of Fiscal 1999.

     NET INCOME. As a result of the factors described above, net income for the Second Quarter of Fiscal 2000 decreased by 38%, or $172,000, to $282,000 as compared to net income of $454,000 for the Second Quarter of Fiscal 1999.

     SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
     --------------------------------------------------------

     NET SALES. Net sales for the six months ended February 29, 2000 increased by 69%, or $19,137,000, to $47,012,000 from $27,875,000 for the six months ended
February 28, 1999. Net sales for the Company's United States operations increased by 44%, or $9,177,000, from $21,083,000 in the six months ended February 28, 1999 to $30,260,000 in the six months ended February 29, 2000. Net sales for the Company's European operations increased by 147%, or $9,960,000, from $6,792,000 in the six months ended February 28, 1999 to $16,752,000 in the six months ended February 29, 2000. Net sales for the Company's Media Solutions division increased by 187%, or $16,651,000, from $8,895,000 in the six months ended February 28, 1999 to $25,546,000 in the six months ended February 29, 2000. This increase was attributable primarily to an increase in net sales in the Company's Mega Art operations and resulting from the Company's European acquisitions. Net sales for the Company's Premedia Services division increased by 13%, or $2,486,000, from $18,980,000 in the six months ended February 28, 1999 to $21,466,000 in the six months ended February 29, 2000. This increase was attributable primarily to an increase in net sales resulting from the Company's acquisitions in the United Kingdom.

     COST OF SALES. Cost of sales for the six months ended February 29, 2000 increased by 93%, or $12,126,000, to $25,197,000 from $13,071,000 for the six months ended February 28, 1999. As a percentage of net sales, cost of sales increased from 47% for the six months ended February 28, 1999 to 54% for the six months ended February 29, 2000. Cost of sales for the Company's United States operations increased as a percentage of net sales from 43% for the six months ended February 28, 1999 to 52% for the six months ended February 29, 2000. Cost of sales for the Company's European operations decreased as a percentage of net sales from 58% for the six months ended February 28, 1999 to 57% for the six months ended February 29, 2000. Cost of sales for the Company's Media Solutions division decreased as a percentage of net sales for such division from 61% for the six months ended February 28, 1999 to 54% for the six months ended February 29, 2000. Cost of sales for the six months ended February 28, 1999 were high due to the Company's preparation for expansion of its large format business. Cost of sales for the Company's Premedia Services division increased as a percentage of net sales for such division from 40% for the six months ended February 28, 1999 to 53% for the six months ended February 29, 2000. Such increase was attributable primarily to the change in product mix to include more digital print services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased by 40%, or $4,175,000, from $10,452,000 for the six months ended February 28, 1999 to $14,627,000 for the six months ended February 29, 2000. Such increase was attributable primarily to the increased level of operations. As a percentage of net sales, SG&A decreased from 37% for the six months ended February 28, 1999 to 31% for the six months ended February 29, 2000. SG&A decreased as a percentage of net sales as a result of increased sales volume.

     RESTRUCTURING EXPENSES. During the six months ended February 28, 1999, the Company continued to consolidate its United Kingdom financial printing operations. As a result of such consolidation, the Company incurred restructuring expenses of $196,000.

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for the six months ended February 29, 2000 increased by 73%, or $3,032,000, to $7,188,000 from $4,156,000 for the six months ended February 28, 1999. Of this amount, $4,853,000 was contributed by the Company's United States operations and $2,335,000 by the Company's European operations. In addition, of this amount, $4,297,000 was contributed by the Company's Media Solutions division and $2,891,000 by the Company's Pemedia Services division.

     NET INTEREST EXPENSE. Net interest expense for the six months ended February 29, 2000 increased by 127%, or $3,109,000, to $5,555,000 from
$2,446,000 for the six months ended February 28, 1999. This increase resulted from increased interest payments incurred in connection with the Subordinated Loan and borrowings under the Company's credit facilities.

     INCOME TAXES. Income taxes for the six months ended February 29, 2000 decreased by 1%, or $7,000, to $767,000 from $774,000 for the six months ended February 28, 1999.

     NET INCOME. As a result of the factors described above, net income for the six months ended February 29, 2000 increased by 5%, or $42,000, to $866,000 as compared to net income of $824,000 for the six months ended February 28, 1999.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

     CASH FLOW. Net cash used in operating activities was $11,798,000 for the first six months of fiscal 2000 and $3,654,000 for the first six months of fiscal 1999. Net cash used in investing activities for the acquisition of property and equipment was $1,830,000 for the first six months of fiscal 2000 and $711,000 for the first six months of fiscal 1999. For the first six months of fiscal 2000 and fiscal 1999, the Company acquired equipment under capital leases of $213,000 and $2,597,000, respectively, and made payments under capital leases of $1,364,000 and $1,157,000, respectively. Net bank borrowings provided funds of $14,029,000 for the first six months of fiscal 2000 and $29,543,000 for the first six months of fiscal 1999.

     The Company expects that cash flow from operations and available borrowings will be sufficient to fund its capital lease obligations, debt service payments, potential earn-outs, capital expenditures and operations for at least 12 months. The Company may require additional financing to consummate future acquisitions. There can be no assurance that the Company will be able to secure such additional financing on terms favorable to the Company. The Company is in compliance with all debt covenants.

     WORKING CAPITAL. The Company's working capital increased by $14,029,000 from $3,509,000 at August 31, 1999 to $17,538,000 at February 29, 2000.

     SUBSEQUENT EVENTS. In March 2000, the Company consummated the Inlarge Acquisition. The initial purchase price was $125,000 plus possible additional consideration pending a final determination of the net asset value of the assets acquired.

     In March 2000, the Company consummated the Colour Network Acquisition. The purchase price was the issuance of 40,000 shares (approximately $140,000) of restricted Common Stock of the Company.

     In April 2000, the Company consummated the Makom Acquisition. The initial aggregate purchase price was $1,300,000, which included the issuance of 180,087 shares (approximately $800,000) of restricted Common Stock of the Company.

     YEAR 2000 COMPLIANCE

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

     On October 29, 1999, the Company entered into an interest rate collar agreement on $35,000,000 of variable rate bank debt. Under this interest rate collar agreement, the Company is required to pay interest at the higher of 6.12% or the Company's current rate (6.33% at February 29, 2000), to a maximum of 7.80% per annum, as defined. The interest rate collar agreement terminates on October 29, 2001. The Company's estimated credit exposure related to the interest rate collar agreement is summarized as follows:

                                              Notional            Credit
                                               Amount            Exposure
                                               ------            --------

     Interest rate collar agreement         $35,000,000           37,000

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On January 14, 2000, the Company filed a complaint against Ehud Aloni, the former President of Mega Art and a 10% stockholder of the Company, in the United States District Court of the Southern District of New York. By the action, the Company sought to enforce the restrictive covenants set forth in Mr. Aloni's employment agreement with the Company. On January 14, 2000, the court granted the Company a temporary restraining order against Mr. Aloni. The Company was also seeking $175 million in damages. On January 24, 2000, the Company voluntarily dismissed the case against Mr. Aloni.

     On January 20, 2000, Ehud Aloni commenced the Aloni Action against the Company and Mega Art in the Court claiming, among other things, that the Company had breached Mr. Aloni's employment agreement for failing to timely pay certain earn-out payments due to Mr. Aloni pursuant to the Mega Art Acquisition.

     On February  9, 2000,  the Company  and Mega Art  commenced  the  Company's
Action against Mr. Aloni, among others, in the Court. The Company sought to enforce the restrictive covenants set forth in Mr. Aloni's employment agreement with the Company.

     On March 9, 2000, the Company and Mr. Aloni and certain of the defendants in the Company's Action entered into the Settlement Agreement whereby each of the parties thereto agreed to release the other parties from all claims arising out of the Company's Action and the Aloni Action. In connection with the Settlement Agreement, Mr. Aloni entered into a new employment agreement with the Company and the Company agreed to pay a portion of the earn-out payment to Mr. Aloni ($550,000). In addition, the Company agreed to consummate the Inlarge Acquisition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Subsequent to the end of the quarter, on March 8, 2000, the Company agreed to issue 5,000 shares of restricted Common Stock of the Company to Anthony Senatore in connection with Mr. Senatore's employment with the Company.

     Subsequent to the end of the quarter, on March 9, 2000, the Company agreed to issue 27,714 and 3,695 shares of restricted Common Stock of the Company to Amit Primor and Jeffrey Rothman, respectively, pursuant to the Settlement Agreement.

     Subsequent to the end of the quarter, on March 22, 2000, the Company agreed to issue 32,000 and 8,000 shares of restricted Common Stock of the Company to Robert Gray and James Gray, respectively, as partial consideration for the Colour Network Acquisition.

     Subsequent to the end of the quarter, on April 4, 2000, the Company agreed to issue 10,000 shares of restricted Common Stock of the Company to Nadav Chen in connection with Mr. Chen's employment with the Company.

     No underwriter was employed by the Company in connection with the issuances and sales of the securities described above. The Company believes that the issuances and sales of all of the foregoing securities were exempt from registration under either (i) Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving a public offering, or (ii) in the case of the shares issued to the employees, Rule 701 under the Act as a transaction made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. No public offering was involved and the securities were acquired for investment and not with a view to distribution. Appropriate legends have been affixed to the stock certificates issued to all recipients of such shares. All recipients had adequate access to information about the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of the Company was held on February 24, 2000.

     There were 3,966,048 shares present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

         NOMINEE                         FOR                         WITHHELD
         -------                         ---                         --------
William E. Dye                        3,194,379                       771,669
Peter Saad                            3,195,779                       770,269
Anthony Manser                        3,195,779                       770,269
Harvey Silverman                      3,331,172                       634,876
David Wachsman                        3,331,172                       634,876

     Also at the meeting, a vote was taken on the proposal to grant authority to the Company's Board of Directors to amend the Certificate of Incorporation of the Company to change the Company's name from Unidigital Inc., to MegaMedia Inc. Of the 3,966,048 shares present at the meeting in person or by proxy, 3,945,662 shares were voted in favor of such proposal, 19,486 shares were voted against such proposal and 900 shares abstained from voting.

     Also at the meeting, a vote was taken on the proposal to amend the 1997 Equity Incentive Plan, as amended, to increase the number of shares of Common Stock reserved for the issuance upon exercise of options granted under such plan from 1,000,000 to 1,300,000. Of the 3,966,048 shares present at the meeting in person or by proxy, 2,844,528 shares were voted in favor of such proposal, 515,330 shares were voted against such proposal and 606,190 shares abstained from voting.

     Finally, a vote was taken at the meeting on the proposal to ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending August 31, 2000. Of the 3,966,048 shares present at the meeting in person or by proxy, 3,343,472 shares were voted in favor of such proposal, 16,086 shares were voted against such proposal and 606,490 shares abstained from voting.

ITEM 5. OTHER INFORMATION.

     In March 2000, the Company consummated the Inlarge Acquisition. The Inlarge Acquisition enhances the Company's capacity to produce grand-scale outdoor advertising display. The initial purchase price was $125,000 plus possible further consideration pending a final determination of the net asset value of the assets acquired.

     In March 2000, the Company consummated the Colour Network Acquisition. The Colour Network Acquisition continues the expansion of the Company's Premedia Services in the United Kingdom. The purchase price was the issuance of 40,000 shares (approximately $140,000) of restricted Common Stock of the Company.

     In April 2000, the Company consummated the Makom Acquisition. The Makom Acquisition enhances the Company's ability to develop and promote Media Solutions concepts of large-format indoor and outdoor advertising in Germany, France and other European countries. The initial aggregate purchase price was $1,300,000, which included the issuance of 180,087 shares (approximately $800,000) of restricted Common Stock of the Company.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

        Exhibit No.                    Description of Exhibit
        -----------                    ----------------------

        4.1 Promissory Note dated March 9, 2000 made by Unidigital Inc. in favor of Ehud Aloni in the principal amount of $550,000.

        10.1 Settlement Agreement dated as of March 9, 2000 among Ehud Aloni, Sigal Primor, Amit Primor, Nadav Chen, Jeffrey E. Rothman, Inlarge LLC (a/k/a Enlarge LLC), Unidigital Inc. and Mega Art Corp.

        27.1                           Financial Data Schedule.

(b) REPORTS ON FORM 8-K.

        None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                UNIDIGITAL INC.



DATE:   April 19, 2000                          By:  /s/William E. Dye
                                                   ----------------------------
                                                   William E. Dye,
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)