Form 10-Q
period 2000-05-31
UNIDIGITAL INC
filed 2000-07-24
CIK 1003934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2000
                           Commission File No. 1-14126

                                 UNIDIGITAL INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


      Delaware                                            13-3856672
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


       Pier 40, W. Houston Street @ Hudson River, New York, New York 10014
       -------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 989-3338
                         (Registrant's Telephone Number,
                              Including Area Code)

     Check  whether  the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes:   X                            No:
                         ----                              ----

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of June 30, 2000:

Class                                                  Number of Shares
-----                                                  ----------------
Common Stock,  $.01 par value                               6,352,463

           Transitional Small Business Disclosure Format (check one):

                  Yes:                                 No:   X
                         -----                             -----

                        UNIDIGITAL INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                -----------------

                                                                         Page
                                                                         ----

PART I   FINANCIAL INFORMATION

   Item 1.  Financial Statements...........................................1

         CONSOLIDATED BALANCE SHEETS
         as of May 31, 2000 (unaudited)
         and August 31, 1999 (audited).....................................2

         CONSOLIDATED  INCOME  STATEMENTS
         For the Three  Months and Nine Months Ended
         May 31, 2000 and May 31, 1999
         (unaudited).......................................................3

         CONSOLIDATED  STATEMENTS OF CASH FLOWS
         For the Nine Months Ended
         May 31, 2000 and May 31, 1999
         (unaudited).......................................................4

         NOTES TO CONSOLIDATED FINANCIAL
         STATEMENTS (unaudited)............................................5


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................13

         General...........................................................13

         Results of Operations.............................................13

         Liquidity, Capital Resources and Other Matters....................17

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk..............................................18

PART II  OTHER INFORMATION

   Item 1.   Legal Proceedings.............................................19

   Item 2.   Changes in Securities and Use of Proceeds.....................19

   Item 3.   Default Upon Senior Securities................................20

   Item 5.   Other Information.............................................20

   Item 6.   Exhibits and Reports on Form 8-K..............................21

SIGNATURES.................................................................22

                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                 May 31,               August 31,
                                                                                  2000                   1999
                                                                                --------               ----------
                                                                              (unaudited)

                                        ASSETS


Current assets:
  Cash and cash equivalents......................................            $      363,000           $     734,000
   Accounts receivable (net allowance of $1,413,000 and
     $744,000 at May 31, 2000 and August 31, 1999, respectively)                 33,779,000              16,788,000
   Building available for sale....................................                       --               1,488,000
   Prepaid expenses...............................................                5,812,000               2,600,000
   Deferred tax assets............................................                1,730,000               2,000,000
   Other current assets...........................................                3,016,000               2,356,000
                                                                              -------------           -------------
       Total current assets.......................................               44,700,000              25,966,000

Property and equipment, net.......................................               17,548,000              15,920,000
   Deferred tax asset.............................................                5,730,000               5,606,000
   Deferred financing costs, net..................................                4,617,000               1,550,000
Intangible assets, net............................................               68,240,000              67,672,000
Other assets......................................................                2,317,000               1,922,000
                                                                              -------------           -------------
       Total assets...............................................            $ 143,152,000           $ 118,636,000
                                                                              =============           =============
                                        LIABILITIES

Current liabilities:
   Accounts payable and accrued expenses..........................            $  14,855,000           $  16,198,000
   Current portion of capital lease obligations...................                2,905,000               3,157,000
   Current portion of long-term debt..............................               98,781,000               1,384,000
   Income taxes payable...........................................                1,468,000               1,065,000
   Loans and notes payable to stockholders........................                  400,000                 619,000
   Other current liabilities......................................                       --                  34,000
                                                                              -------------           -------------
       Total current liabilities..................................              118,409,000              22,457,000
Capital lease obligations, net of current portion.................                3,316,000               2,898,000
Long-term debt, net of current portion............................                1,069,000              76,263,000
Other non-current liabilities.....................................                  597,000                 707,000
                                                                              -------------           -------------
       Total liabilities..........................................              123,391,000             102,325,000
                               STOCKHOLDERS' EQUITY

Preferred stock -- authorized 10,000,000 shares, $.01 par value
   each; none issued or outstanding...............................                       --                      --
Common stock -- authorized 25,000,000 shares, $.01 par value each;
   6,173,476 and 5,926,618 shares issued and outstanding at May 31,
   2000 and August 31, 1999, respectively.........................                   62,000                  59,000
Issuable common stock.............................................                  800,000               1,450,000
Additional paid-in capital........................................               26,304,000              21,729,000
Accumulated deficit...............................................               (6,056,000)             (6,585,000)
Accumulated other comprehensive loss..............................               (1,349,000)               (342,000)
                                                                              -------------           -------------
       Total stockholders' equity.................................               19,761,000              16,311,000
                                                                              -------------           -------------
       Total liabilities and stockholders' equity.................            $ 143,152,000           $ 118,636,000
                                                                              =============           =============

The Notes to Consolidated Financial Statements are made a part hereof.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                         CONSOLIDATED INCOME STATEMENTS
                         ------------------------------
                                   (unaudited)


                                                          Three Months Ended,                 Nine Months Ended,
                                                      ----------------------------     --------------------------------
                                                      May 31,            May 31,            May 31,             May 31,
                                                       2000               1999                2000                1999
                                                       ----               ----                ----                ----


Revenues
  Net sales.........................            $   27,022,000      $  18,256,000      $  73,798,000       $  46,388,000
                                                 -------------      -------------      -------------       -------------
Expenses
   Cost of sales.....................               14,885,000          8,147,000         39,989,000          21,221,000
   Selling, general and administrative
     expenses........................                8,637,000          6,119,000         23,162,000          16,435,000
   Restructuring expenses............                       --                 --                 --             287,000
                                                 -------------      -------------      -------------       -------------
   Total operating expenses..........               23,522,000         14,266,000         63,151,000          37,943,000
                                                 -------------      -------------      -------------       -------------
   Income from continuing operations.                3,500,000          3,990,000         10,647,000           8,445,000
   Interest expense..................               (2,919,000)        (1,631,000)        (7,723,000)         (4,100,000)
   Interest expense - deferred
     financing costs.................                 (212,000)          (140,000)          (525,000)           (331,000)
   Interest and other (expenses)
     income..........................                 (123,000)           (88,000)          (527,000)            108,000
                                                 -------------      -------------      -------------       -------------
   Income from continuing operations
     before income taxes ............                  246,000          2,131,000          1,872,000           4,122,000
   Provision for income taxes........                  568,000            788,000          1,343,000           1,703,000
                                                 -------------      -------------      -------------       -------------
   Net (loss) income from continuing
     operations......................                 (322,000)         1,343,000            529,000           2,419,000
   Loss from operations of discontinued
     segment (net of tax benefit of $321,000
     and $444,000, respectively)                            --            289,000                 --             527,000
                                                 -------------      -------------      -------------       -------------
   Net (loss) income before extraordinary             (322,000)         1,054,000            529,000           1,892,000
     item............................
   Extraordinary  item-loss on early
     retirement  of debt (net of tax benefit of
     $460,000 at  May 31, 1999)......                       --            542,000                 --             542,000
                                                 -------------      -------------      -------------       -------------
   Net (loss) income.................            $    (322,000)     $     512,000      $     529,000       $   1,350,000
                                                 =============      =============      =============       =============

Basic (loss) earnings per common share:
   (Loss) earnings from continuing
     operations before extraordinary item        $       (0.05)     $        0.25      $        0.09      $         0.47
   Loss from discontinued operations.                       --              (0.05)                --               (0.10)
   Extraordinary item................                       --              (0.10)                --               (0.10)
                                                 -------------      -------------      -------------       -------------
Net (loss) income....................            $       (0.05)     $        0.10      $        0.09      $         0.26
                                                 =============      =============      =============       =============

Diluted (loss) earnings per common share:
   (Loss) earnings from continuing
     operations......................            $       (0.05)     $        0.24      $        0.08       $       0.46
   Loss from discontinued operations.                       --              (0.05)                --              (0.10)
   Extraordinary item................                       --              (0.10)                --              (0.10)
                                                 -------------      -------------      -------------       ------------
Net (loss) income....................            $       (0.05)     $        0.09      $        0.08       $       0.26
                                                 =============      =============      =============       ============

Shares used to compute net income per share:
   Basic.............................                6,136,166          5,367,975          6,055,598          5,140,197
                                                 =============      =============      =============       ============
   Diluted...........................                6,343,596          5,461,352          6,254,786          5,242,682
                                                 =============      =============      =============       ============

The Notes to Consolidated Financial Statements are made a part hereof.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                                    Nine Months Ended,
                                                                                    ------------------
                                                                                May 31,               May 31,
                                                                                 2000                   1999
                                                                                 ----                   ----

Operating Activities
Net income.........................................................          $    529,000         $  1,350,000
Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
       Depreciation and amortization...............................             7,032,000            5,447,000
       Provision for deferred income taxes.........................                 7,000               89,000
       Provision for bad debts.....................................               529,000              315,000
       (Gain) loss on sale of assets...............................               296,000             (191,000)
       Extraordinary item..........................................                    --            1,002,000
       Stock compensation..........................................                15,000                   --
Changes in assets and liabilities:
       Accounts receivable.........................................           (18,372,000)          (5,258,000)
       Prepaid expenses and other current assets...................            (4,449,000)            (480,000)
       Other assets................................................            (1,013,000)            (324,000)
       Accounts payable and accrued expenses.......................            (4,374,000)          (4,711,000)
       Income taxes payable........................................               431,000              376,000
                                                                             ------------         ------------
Net cash used in operating activities..............................           (19,369,000)          (2,385,000)
                                                                             ------------         ------------
Investing activities
Proceeds of sale of fixed assets...................................             1,814,000              945,000
Additions to property and equipment................................            (2,999,000)          (1,032,000)
Business acquisitions..............................................            (1,367,000)         (27,259,000)
                                                                             ------------         ------------
Net cash used in investing activities..............................            (2,552,000)         (27,346,000)
                                                                             ------------         ------------
Financing activities
Net proceeds from bank borrowings..................................            36,423,000           90,350,000
Payments of capital lease obligations..............................            (2,166,000)         (2,091,000)
Payments of long-term debt.........................................           (12,905,000)         (58,413,000)
Stockholder loans..................................................              (120,000)            (173,000)
Warrants exercised.................................................               241,000                   --
Warrants issued in lieu of interest................................                84,000                   --
Common stock issued................................................                    --               92,000
                                                                             ------------         ------------
Net cash provided by financing activities..........................            21,557,000           29,765,000
                                                                             ------------         ------------
Effect of foreign exchange rates on cash...........................                (7,000)                  --
                                                                             ------------         ------------
Net (decrease) increase in cash and cash equivalents...............              (371,000)              34,000
Cash and cash equivalents at beginning of period...................               734,000              287,000
                                                                             ------------         ------------
Cash and cash equivalents at end of period.........................               363,000         $    321,000
                                                                             ============         ============
Supplemental disclosures
Interest paid......................................................          $  6,663,000         $  4,423,000
                                                                             ============         ============
Income taxes paid..................................................          $    708,000         $    438,000
                                                                             ============         ============
Noncash transactions:
Equipment acquired under capital lease obligations.................          $  1,993,000         $  4,344,000
                                                                             ============         ============
Warrants issued for business acquisitions..........................          $         --         $    931,000
                                                                             ============         ============
Warrants issued for additional financing (revised).................          $  2,500,000         $    308,000
                                                                             ============         ============
Business acquisitions (net of liabilities of $1,744,000 and
8,682,000, respectively)...........................................          $    406,000         $  2,939,000
                                                                             ============         ============
Stock issued for business acquisitions.............................          $    140,000         $  9,029,000
                                                                             ============         ============
Warrants issued in lieu of cash interest payments..................          $  1,035,000         $         --
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

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION:

     The information presented for May 31, 2000, and for the three-month and the nine-month periods ended May 31, 2000 and May 31, 1999, is unaudited, but, in the opinion of the management of Unidigital Inc., its wholly-owned subsidiaries and its and their subsidiaries, affiliated companies and predecessors (collectively, the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of May 31, 2000 and the results of its operations and its cash flows for the three-month and the nine-month periods ended May 31, 2000 and May 31, 1999.

     The consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 1999, which were included as part of the Company's Annual Report on Form 10-K, as amended.

     The consolidated financial statements include the accounts of Unidigital Inc. and its direct and indirect subsidiaries. All significant intercompany balances have been eliminated.

     Interim results are not necessarily indicative of results that may be expected for the full fiscal year.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Organization and Business:

     The Company is a media services company that provides large and grand format digital image solutions combined with a full suite of digital "premedia" (previously referred to as "prepress") services to advertising agencies, retailers, publishers, graphic design firms, consumer product companies, government agencies and marketing and communications firms in the United States and Europe. During 1999, the Company began delivering its services through two principal business divisions: (i) the Media Solutions division creates and produces large and grand format images for out-of-home advertising and develops new media concepts; and (ii) the Premedia Services division provides digital premedia, including retouching and short-run digital printing services. During 1999, the various operating subsidiaries of the Company were grouped into the aforementioned business divisions and the Company discontinued its on-demand print and prepress business segment.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     Foreign Currency Translation:

     Balance  sheet  accounts  of  the  Company's   United  Kingdom  and  German
subsidiaries are translated using year-end exchange rates. Statements of operations accounts are translated at monthly average exchange rates. The resulting translation adjustment is recorded in a separate component of stockholders' equity called "Accumulated other comprehensive income (loss)" and is included in determining comprehensive income (loss).

     Earnings Per Share:

     The following table sets forth the computation of basic and dilutive earnings per share:

                                                            Three Months Ended,                   Nine Months Ended,
                                                     ----------------------------------    ----------------------------------
                                                         May 31,          May 31,              May 31,          May 31,
                                                          2000             1999                 2000              1999
                                                          ----             ----                 ----              ----

Numerator for basic and diluted earnings per
     share-net income available for common
     stockholders...............................     $    (322,000)   $     512,000        $     529,000    $   1,350,000
                                                      ============     ============         ============     ============
Denominator:
   Denominator for basic earnings per share-
     weighted average shares....................         6,136,166        5,367,975            6,055,598        5,140,197
   Effect of dilutive securities:
     Stock options..............................                --           21,880                2,211           17,483
     Warrants...................................           207,430           71,497              196,977           85,002
                                                       -----------      -----------          -----------     ------------
   Denominator for diluted earnings per
     share-adjusted weighted-average shares and
     assumed conversions........................         6,343,596        5,461,352            6,254,786        5,242,682
                                                       ===========      ===========         ============     ============


     The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                                      Three Months Ended,                      Nine Months Ended,
                                              --------------------------------------------------------------------------------
                                                  May 31,            May 31,             May 31,               May 31,
                                                   2000              1999                 2000                  1999
                                              ----------------- ------------------ --------------------- ---------------------
Stock options........................             1,108,902          564,999            1,028,902              564,999
Warrants.............................             1,854,239          342,000            1,854,239              342,000


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

NOTE C - STOCK OPTION PLANS:

     Pursuant to the 1997 Equity Incentive Plan, as amended, the Company granted options to purchase an aggregate of 50,000 shares of the Company's common stock, $.01 par value per share, during the three months ended May 31, 2000. All options were granted at their fair market value.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

NOTE D - LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                         Facility Amount

                                                                                                 Amount Outstanding
                                                                             May 31,            May 31,         August 31,
                                                                              2000                2000             1999
                                                                          --------------------------------------------------
Revolving line of credit;  interest at the prime rate or at
   the Eurodollar Rate, as defined, plus an Applicable Margin,
   as defined, ranging from 1.0% to 3.25%.                                 $  80,000,000     $ 76,850,000       $64,375,000
Term loan,  matures October 2008;  payable in 120 monthly
   installments of (pound)1,250,  which commenced  November 1998.
   Interest is charged at the bank's  overdraft rate plus 3.00%.
   The loan is secured by a bond and floating charge over the assets
   of Colour Network.                                                            225,000          177,000                --
Credit  facility  in the  United  Kingdom.  Interest  is charged at the bank's  overdraft  rate  plus  2.75%.  Facility  is  secured  by the
   assets of Interface Graphics.                                                 225,000          176,000           241,000
Credit  facilities  in the  United  Kingdom;  interest  at  the  bank's overdraft  rate plus  1.85%.  Facility  is secured  by the  accounts
   receivable of Pre-Press Services.                                             599,000          555,000           621,000
Credit  facilities  in the  United  Kingdom;  interest  at  the  bank's overdraft  rate plus  2.00%.  Facility  is secured  by the  accounts
   receivable of Big Bills.                                                      449,000          443,000           236,000
Subordinated  loan matures in March 2004; base interest of 12 1/2% plus
   0.25% the first day after  the  first  anniversary  of the Note;
   plus  0.25% following the last day of each 90-day period until payment
   in full.                                                                           --               --        10,000,000
Subordinated loan matures in August 2006; base interest of 14%.               20,186,000       20,186,000                --
Notes payable for certain equipment,  maturing on dates between October
   1998 and September  2003,  payable in monthly  installments of $22,000 until October 1998 and $14,000 thereafter, including
   interest at 8.54% and 8.40%, respectively.                                         --          351,000           454,000
 Notes payable for certain  equipment,  maturing on December 2004,  each payable in monthly  installments  of $9,000,  including  interest at
   8.66% and 9.56%, respectively.                                                     --          787,000                --
Senior subordinated note investment fee, due May 2001.                                --               --         1,500,000
Other                                                                            397,000          325,000           220,000
                                                                           ------------------------------------------------
                                                                                               99,850,000        77,647,000
Less: current portion                                                                          98,781,000         1,384,000
                                                                           ------------------------------------------------
Long-term debt                                                                              $   1,069,000      $ 76,263,000
                                                                           ================================================


     Bank credit facilities. On September 30, 1999, the Company's revolving line of credit facility was increased to $80,000,000. As of May 31, 2000, the Company had an outstanding balance of $76,850,000 under the revolving credit facility, bearing interest at rates ranging from 9.44% to 11.50% per annum.

     The Company has not met certain financial covenants under its credit facility and has requested a waiver of such covenants from the lender. At May 31, 2000, the outstanding balance

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

under the revolving credit facility and the Subordinated Loan (as defined below) has been classified as a short-term liability until such waiver is obtained.

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

     In October 1999, the Company entered into an interest rate collar agreement on $35,000,000 of variable rate bank debt. Under this interest rate collar agreement, the Company is required to pay interest at the higher of 6.12% or the Company's current rate (7.05% at May 31, 2000), to a maximum of 7.80% per annum, as defined. The interest rate collar agreement terminates on October 29, 2001. The Company's estimated credit exposure related to the interest rate collar agreement is summarized as follows:

                                            Notional             Credit
                                            Amount               Exposure
                                            ------               --------

     Interest rate collar agreement        $35,000,000           $3,000

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

NOTE E - SEGMENT INFORMATION:

     The Company has two reportable segments: the Media Solutions division and Premedia Services division. The segment information for the three-month and nine-month periods ended May 31, 1999 have been restated to conform to the 2000 segment reporting format.

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

     The following summarizes the operations by geographic segment for the three months and nine months ended May 31, 2000 and May 31, 1999:

                                         Three Months Ended                                   Nine Months Ended
                                         ------------------                                   -----------------
                               May 31, 2000              May 31, 1999              May 31, 2000               May 31, 1999
                         ----------------------------------------------------------------------------------------------------------
                            United                   United                    United                      United
                            States      Europe       States       Europe       States        Europe        States       Europe
                         ----------------------------------------------------------------------------------------------------------

Net sales                $16,131,000   $10,891,000  $13,856,000   $4,400,000  $46,391,000  $27,407,000   $35,179,000   $11,209,000
Income from operations     1,693,000     1,807,000    2,715,000    1,275,000    6,533,000    4,114,000     6,861,000     1,584,000
Identifiable assets      122,688,000    20,714,000  106,157,000    8,302,000  122,688,000   20,714,000   106,157,000     8,302,000

     The following summarizes operations by industry segment for the three months and nine months ended May 31, 2000 and May 31, 1999:


                                          Three Months Ended                                    Nine Months Ended
                                          ------------------                                    -----------------
                                May 31, 2000               May 31, 1999               May 31, 2000               May 31, 1999
                        ------------------------------------------------------------------------------------------------------------
                            Media       Premedia        Media      Premedia       Media        Premedia       Media      Premedia
                          Solutions     Services      Solutions    Services     Solutions      Services     Solutions    Services
                        ------------------------------------------------------------------------------------------------------------

Net sales                 $14,682,000  $12,340,000     $8,286,000   $9,970,000  $40,185,000   $33,613,000   $19,583,000  $26,805,000
Income from operations      2,807,000      693,000      1,572,000    2,418,000    7,102,000     3,545,000     3,679,000    4,766,000
Identifiable assets        97,681,000   45,721,000     83,004,000   31,455,000   97,681,000    45,721,000    83,004,000   31,455,000

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

NOTE F - COMPREHENSIVE INCOME:

     Comprehensive income consisted of the following:

                                                     Three Months Ended,                    Nine Months Ended,
                                           ------------------------------------------------------------------------
                                                 May 31,              May 31,            May 31,           May 31,
                                                  2000                 1999                2000             1999
                                           ------------------------------------------------------------------------

Net (loss) income                             $   (322,000)       $   512,000       $    529,000      $  1,350,000
Net change in foreign currency
   translation adjustment                         (719,000)          (115,000)        (1,007,000)         (415,000)
                                              -------------       -----------       ------------      ------------
Comprehensive (loss) income                   $ (1,041,000)       $   397,000       $   (478,000)     $    935,000

     As of May 31, 2000 and May 31, 1999, the cumulative other comprehensive loss consisted of the Company's foreign currency translation adjustment.

NOTE G - ACQUISITIONS:

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

     In April 2000, the Company purchased all of the issued and outstanding shares of Makom Media Ltd. and its wholly-owned subsidiaries Makom Media GmbH and Makom Media Service France S.a.r.l (the "Makom Acquisition"). The initial aggregate purchase price was $1,350,000, which included the issuance of 178,987 shares (approximately $800,000) of restricted Common Stock of the Company.

                        UNIDIGITAL INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

NOTE G - ACQUISITIONS (CONTINUED):

     The following supplemental pro forma information is presented as if the Company had completed the Inlarge Acquisition, the Colour Network Acquisition, the Makom Acquisition and the acquisitions of Mega Art Corp., Hy Zazula Associates, Inc., SuperGraphics Holding Company, Inc., Peter X(+C) Limited, Progress Graphics, Inc. and Interface Graphics Limited as of September 1, 1999 and 1998, respectively.

                                         Nine Months Ended May 31,

                                            2000          1999
                                         -------------------------
Net sales                                $76,915,000   $55,094,000
Income from operations                    10,935,000     7,666,000
Net income                                   617,000       159,000
Net income per share - basic                   $0.10         $0.03
Net income per share - diluted                 $0.10         $0.03

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company is a media services company that provides large and grand format digital image solutions combined with a full suite of digital "premedia" (previously referred to as "prepress") services to advertising agencies, retailers, publishers, graphic design firms, consumer product companies, government agencies and marketing and communications firms in both the United States and Europe. During 1999, the Company began delivering its services through two principal business divisions. The Media Solutions division creates and produces large and grand format images for out-of-home advertising and develops new media concepts. The Premedia Services division provides digital premedia, including retouching and short-run digital printing services.

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to the media services industry; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

RESULTS OF OPERATIONS

     The consolidated financial information includes both the Company's United States operations and its European operations.

     THREE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999

     Net sales. Net sales for the three months ended May 31, 2000 ("Third Quarter of Fiscal 2000") increased by 48%, or $8,766,000, to $27,022,000 from $18,256,000 for the three months ended May 31, 1999 ("Third Quarter of Fiscal 1999"). Net sales for the Company's United States operations increased by 16%, or $2,275,000, from $13,856,000 in the Third Quarter of Fiscal 1999 to $16,131,000 in the Third Quarter of Fiscal 2000. Net sales for the Company's European operations increased by 148%, or $6,491,000, from $4,400,000 in the Third Quarter of Fiscal 1999 to $10,891,000 in the Third Quarter of Fiscal 2000. Net sales for the Company's Media Solutions division increased by 77%, or $6,396,000, from $8,286,000 in the Third Quarter of Fiscal 1999 to $14,682,000
in the Third Quarter of Fiscal 2000. This increase was attributable primarily to an increase in net sales in the Company's Mega Art operations and resulting from the Company's European acquisitions. Net sales for the Company's Premedia Services division increased by 24%, or $2,370,000, from $9,970,000 in the Third Quarter of Fiscal 1999 to $12,340,000 in the Third Quarter of Fiscal 2000. This increase was attributable primarily to an increase in net sales resulting from the Company's acquisitions in the United Kingdom.

     Cost of sales. Cost of sales for the Third Quarter of Fiscal 2000 increased by 83%, or $6,738,000, to $14,885,000 from $8,147,000 for the Third Quarter of
Fiscal 1999. As a percentage of net sales, cost of sales increased from 45% for the Third Quarter of Fiscal 1999 to 55% for the Third Quarter of Fiscal 2000. Cost of sales for the Company's United States operations increased as a percentage of net sales from 45% for the Third Quarter of Fiscal 1999 to 54% for the Third Quarter of Fiscal 2000. Cost of sales for the Company's European operations increased as a percentage of net sales from 43% for the Third Quarter of Fiscal 1999 to 57% for the Third Quarter of Fiscal 2000. Cost of sales for the Company's Media Solutions division remained constant as a percentage of net sales for such division at 50% in each of the Third Quarter of Fiscal 1999 and the Third Quarter of Fiscal 2000. Cost of sales for the Company's Premedia Services division increased as a percentage of net sales for such division from 41% in the Third Quarter of Fiscal 1999 to 62% in the Third Quarter of Fiscal 2000. Such increase was attributable to the change in product mix to include more digital print services and higher expenses incurred in the United States operations.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased by 41%, or $2,518,000, from $8,637,000 for the Third Quarter of Fiscal 1999 to $8,387,000 for the Third Quarter of Fiscal 2000. Such increase was attributable primarily to the increased level of operations. As a percentage of net sales, SG&A decreased from 34% for the Third Quarter of Fiscal 1999 to 32% for the Third Quarter of Fiscal 2000. SG&A decreased as a percentage of net sales as a result of increased sales volume.

     Income from continuing operations. Income from continuing operations for the Third Quarter of Fiscal 2000 decreased by 12%, or $490,000, to $3,500,000 from $3,990,000 for the Third Quarter of Fiscal 1999. Of this amount, $1,693,000 was contributed by the Company's United States operations and $1,807,000 by the Company's European operations. In addition, of this amount, $2,807,000 was contributed by the Company's Media Solutions division and $693,000 from the Company's Premedia Services division.

     Net interest expense. Net interest expense for the Third Quarter of Fiscal 2000 increased by 75%, or $1,395,000, to $3,254,000 from $1,859,000 for the
Third Quarter of Fiscal 1999. This increase resulted from increased interest payments incurred in connection with the Subordinated Loan and borrowings under the Company's credit facilities.

     Income taxes. Income taxes for the Third Quarter of Fiscal 2000 decreased by 28%, or $220,000, to $568,000 from $788,000 for the Third Quarter of Fiscal 1999.

     Discontinued operations. In August 1999, the Company sold its New York operations for on-demand print and prepress services. In addition, the San Francisco and London on-demand print and prepress business ceased operations and closed or reallocated their facilities to other segments, respectively, prior to August 31, 1999. There were no remaining assets or liabilities related to the discontinuance of the on-demand print and prepress business as of August 31, 1999. As a result, the Company incurred a loss of $289,000 on discontinued operations for the Third Quarter of Fiscal 1999.

     Extraordinary item. In connection with the refinancing of senior debt, the Company recorded an extraordinary loss of $542,000, net of income tax benefit of $460,000 related to the write-off of deferred financing costs in the Third Quarter of Fiscal 1999.

     Net income (loss). As a result of the factors described above, net income for the Third Quarter of Fiscal 2000 decreased by 163%, or $834,000, to a net loss of $322,000 as compared to net income of $512,000 for the Third Quarter of Fiscal 1999.

     Nine Months Ended May 31, 2000 and May 31, 1999
     -----------------------------------------------

     Net sales. Net sales for the nine months ended May 31, 2000 increased by 59%, or $27,410,000, to $73,798,000 from $46,388,000 for the nine months ended
May 31, 1999. Net sales for the Company's United States operations increased by 32%, or $11,212,000, from $35,179,000 for the nine months ended May 31, 1999 to
$46,391,000 for the nine months ended May 31, 2000. Net sales for the Company's European operations increased by 145%, or $16,198,000, from $11,209,000 for the nine months ended May 31, 1999 to $27,407,000 for the nine months ended May 31, 2000. Net sales for the Company's Media Solutions division increased by 105%, or $20,602,000, from $19,583,000 for the nine months ended May 31, 1999 to $40,185,000 for the nine months ended May 31, 2000. This increase was attributable primarily to an increase in net sales in the Company's Mega Art operations and resulting from the Company's European acquisitions. Net sales for the Company's Premedia Services division increased by 25%, or $6,808,000, from $26,805,000 for the nine months ended May 31, 1999 to $33,613,000 for the nine months ended May 31, 2000. This increase was attributable primarily to an increase in net sales resulting from the Company's acquisitions in the United Kingdom.

     Cost of sales. Cost of sales for the nine months ended May 31, 2000 increased by 88%, or $18,768,000, to $39,989,000 from $21,221,000 for the nine months ended May 31, 1999. As a percentage of net sales, cost of sales increased from 46% for the nine months ended May 31, 1999 to 54% for the nine months ended May 31, 2000. Cost of sales for the Company's United States operations increased as a percentage of net sales from 44% for the nine months ended May 31, 1999 to 53% for the nine months ended May 31, 2000. Cost of sales for the Company's

European operations increased as a percentage of net sales from 52% for the nine months ended May 31, 1999 to 57% for the nine months ended May 31, 2000. Cost of sales for the Company's Media Solutions division increased as a percentage of net sales for such division from 49% for the nine months ended May 31, 2000 to 53% for the nine months ended May 31, 2000. The cost of sales for the nine months ended May 31, 2000 were high due to the Company's preparation for expansion of its large format business. Cost of sales for the Company's Premedia Services division increased as a percentage of net sales for such division from 44% for the nine months ended May 31, 1999 to 56% for the nine months ended May 31, 2000. Such increase was attributable to the change in product mix to include more digital print services and higher expenses incurred in the United States operations.

     Selling, general and administrative expenses. SG&A increased by 41%, or $6,727,000, from $16,435,000 for the nine months ended May 31, 1999 to $23,162,000 for the nine months ended May 31, 2000. Such increase was attributable primarily to the increased level of operations. As a percentage of net sales, SG&A decreased from 35% for the nine months ended May 31, 1999 to 31% for the nine months ended May 31, 2000. SG&A decreased as a percentage of net sales as a result of increased sales volume.

     Restructuring expenses. During the nine months ended May 31, 1999, the Company consolidated its United Kingdom financial printing operations. As a result of such consolidation, the Company incurred restructuring expenses of $287,000.

     Income from continuing operations. Income from continuing operations for the nine months ended May 31, 2000 increased by 26%, or $2,202,000, to $10,647,000 from $8,445,000 for the nine months ended May 31, 1999. Of this amount, $6,533,000 was contributed by the Company's United States operations and $4,114,000 by the Company's European operations. In addition, of this amount, $7,102,000 was contributed by the Company's Media Solutions division and $3,545,000 by the Company's Premedia Services division.

     Net interest expense. Net interest expense for the nine months ended May 31, 2000 increased by 103%, or $4,452,000, to $8,775,000 from $4,323,000 for the nine months ended May 31, 1999. This increase resulted from increased interest payments incurred in connection with the Subordinated Loan and borrowings under the Company's credit facilities.

     Income taxes. Income taxes for the nine months ended May 31, 2000 decreased by 21%, or $360,000, to $1,343,000 from $1,703,000 for the nine months ended May 31, 1999.

     Discontinued operations. In August 1999, the Company sold its New York operations for on-demand print and prepress services. In addition, the San Francisco and London on-demand print and prepress business ceased operations and closed or reallocated their facilities to other segments, respectively, prior to August 31, 1999. There were no remaining assets or liabilities related to the discontinuance of the on-demand print and prepress business as of August 31, 1999. As a result, the Company incurred a loss of $527,000 on discontinued operations for the nine months ended May 31, 1999.

     Extraordinary item. In connection with the refinancing of senior debt, the Company recorded an extraordinary loss of $542,000, net of income tax benefit of $460,000 related to the write-off of deferred financing costs in the nine months ended May 31, 1999.

     Net income. As a result of the factors described above, net income for the nine months ended May 31, 2000 decreased by 61%, or $821,000, to $529,000 as compared to net income of $1,350,000 for the nine months ended May 31, 1999.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

     Cash flow. Net cash used in operating activities was $19,369,000 for the first nine months of fiscal 2000 and $2,385,000 for the first nine months of fiscal 1999. Net cash used in investing activities for the acquisition of property and equipment was $2,999,000 for the first nine months of fiscal 2000 and $1,032,000 for the first nine months of fiscal 1999. For the first nine months of fiscal 2000 and fiscal 1999, the Company acquired equipment under capital leases of $1,993,000 and $4,344,000, respectively, and made payments under capital leases of $2,166,000 and $2,091,000, respectively. Net bank borrowings provided funds of $23,518,000 for the first nine months of fiscal 2000 and $31,937,000 for the first nine months of fiscal 1999.

     The Company anticipates that during the fourth quarter of fiscal 2000 that it will require additional financing to satisfy its current capital lease obligations and debt service payments. There can be no assurance that the Company will be able to secure such additional financing on terms favorable to the Company, if at all.

     Working capital. The Company's working capital decreased by $77,218,000 from $3,509,000 at August 31, 1999 to a working capital deficit of $73,709,000 at May 31, 2000.

     Acquisitions. In March 2000, the Company consummated the Inlarge Acquisition. The initial purchase price was $125,000 plus possible further consideration pending a final determination of the net asset value of the assets acquired.

     In March 2000, the Company consummated the Colour Network Acquisition. The purchase price was the issuance of 40,000 shares (approximately $140,000) of restricted Common Stock of the Company.

     In April 2000, the Company consummated the Makom Acquisition. The initial aggregate purchase price was $1,350,000, which included the issuance of 178,987 shares (approximately $800,000) of restricted Common Stock of the Company.

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

     On October 29, 1999, the Company entered into an interest rate collar agreement on $35,000,000 of variable rate bank debt. Under this interest rate collar agreement, the Company is required to pay interest at the higher of 6.12% or the Company's current rate (7.05% at May 31, 2000), to a maximum of 7.80% per annum, as defined. The interest rate collar agreement terminates on October 29, 2001. The Company's estimated credit exposure related to the interest rate collar agreement is summarized as follows:

                                          Notional          Credit
                                          Amount            Exposure
                                          ------            --------

     Interest rate collar agreement       $35,000,000       $3,000

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On April 17, 2000, Mark Darlow and Sheldon Darlow (the "Plaintiffs"), the sole shareholders of Cardinal Communications Group, Inc. ("Cardinal") and C-Max Graphics, Inc. ("C-Max"), commenced a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, claiming, among other things, that the Company was required to pay the Plaintiffs 50% of profits earned from the sale of certain real property located at 545 West 45th Street, New York, New York. The Plaintiffs seek damages of approximately $600,000. The Company denies the Plaintiffs' allegations and has filed a counterclaim against the Plaintiffs alleging that the Plaintiffs improperly converted certain trade receivables. The Company is seeking damages of $150,000.

     Subsequent to the end of the quarter, on June 21, 2000, Photobition New York, Inc. ("Photobition") commenced a lawsuit against the Company, Unison (NY), Inc., George Fanno, John DeAcutis and Anthony Loiero in the Supreme Court of the State of New York, County of New York. With respect to the Company, Photobition claimed that the Company was employing several former employees of Photobition despite having knowledge of valid non-competition agreements between such employees and Photobition that prevented such employees from accepting employment with the Company. Photobition sought an injunction prohibiting the Company from employing the named individual defendants. On July 7, 2000, the Company and Photobition amicably resolved the dispute. The settlement is subject to the approval of the court.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On March 8, 2000, the Company agreed to issue 5,000 shares of restricted Common Stock of the Company to Anthony Senatore in connection with Mr. Senatore's employment with the Company.

     On March 9, 2000, the Company agreed to issue 27,714 and 3,695 shares of restricted Common Stock of the Company to Amit Primor and Jeffrey Rothman, respectively, pursuant to a settlement agreement with the Company.

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

     Subsequent to the end of the quarter, on June 26, 2000, the Company agreed to issue 178,987 shares of restricted Common Stock of the Company to Digitalis Corporation N.V. as partial consideration for the Makom Acquisition.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

     The Company has not met certain financial covenants under its credit facility and has requested a waiver of such covenants from the lender. At May 31, 2000, the outstanding balance under the revolving credit facility and the Subordinated Loan has been classified as a short-term liability until such waiver is obtained.

ITEM 5. OTHER INFORMATION.

     In March 2000, the Company consummated the Inlarge Acquisition. The initial purchase price was $125,000 plus possible further consideration pending a final determination of the net asset value of the assets acquired. The Company believes that the Inlarge Acquisition enhances its capacity to produce grand-scale outdoor advertising displays.

     In March 2000, the Company consummated the Colour Network Acquisition. The Colour Network Acquisition continued the expansion of the Company's Premedia Services division in the United Kingdom. The purchase price was the issuance of 40,000 shares (approximately $140,000) of restricted Common Stock of the Company.

     In April 2000, the Company consummated the Makom Acquisition. The initial aggregate purchase price was $1,350,000, which included the issuance of 178,987 shares (approximately $800,000) of restricted Common Stock of the Company. The Company believes that the Makom Acquisition enhanced its ability to develop and promote its Media Solutions division concepts of large-format indoor and outdoor advertising in Germany, France and other European countries.

     During the Third Quarter of Fiscal 2000, the Company moved its principal executive offices from 229 West 28th Street, New York, New York 10001 to Pier 40, W. Houston Street @ Hudson River, New York, New York 10014. The Company's new telephone number is (212) 989-3338.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         Exhibit No.                    Description of Exhibit
         -----------                    ----------------------

         4.1 Promissory Note dated March 9, 2000 made by Unidigital Inc. in favor of Ehud Aloni in the principal amount of $550,000. (Incorporated by reference to
                                        Exhibit 4.1 to the  Company's  Quarterly
                                        Report on Form 10-Q for the quarter ended February 29, 2000).

         10.1 Settlement Agreement dated as of March 9, 2000 among Ehud Aloni, Sigal Primor, Amit Primor, Nadav Chen, Jeffrey E. Rothman, Inlarge LLC (a/k/a Enlarge
                                        LLC), Unidigital Inc. and Mega Art Corp.
                                        (Incorporated  by  reference  to Exhibit
                                        10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000).

         27.1                           Financial Data Schedule.

(b) Reports on Form 8-K.

         None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              UNIDIGITAL INC.



DATE: July 24, 2000                           By: /s/William E. Dye
                                                  -----------------------------
                                                  William E. Dye,
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



DATE: July 24, 2000                           By: /s/Mary Walling
                                                  -----------------------------
                                                  Mary Walling,
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)